Form 10-Q
period 1996-03-31
PRIMESOURCE CORP
filed 1996-05-14
CIK 904816

                               	UNITED STATES
	                     SECURITIES AND EXCHANGE COMMISSION
	                           WASHINGTON, D.C. 20549



                                		FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	FOR THE PERIOD ENDED MARCH 31, 1996

                                     or

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM 		 TO

Commission File Number     0- 21750

                            	PrimeSource Corporation
	           (Exact name of registrant as specified in its charter)


Pennsylvania                                                   	23-1430030
(State of incorporation)                                 	(I.R.S. Employer
                                                       	Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken,  NJ                  	08109
(Address of principal executive offices)                        	(Zip Code)

                              	(609) 488-4888
             	(Registrant's telephone number, including area code)



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                            Yes   (X)      No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

 Class                                           	Outstanding at May 8, 1996

Common stock, par value $.01                               	6,552,279 shares

	PRIMESOURCE CORPORATION AND SUBSIDIARIES

	INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements		                                		Page No.
Consolidated Condensed Balance Sheets
	March 31, 1996 and December 31, 1995		                             		3

Consolidated Condensed Statements of Income
	Three Months Ended March 31, 1996 and 1995	                        		4

Consolidated Condensed Statements of Cash Flows
	Three Months Ended March 31, 1996 and 1995	                        		5

Notes to Consolidated Condensed Financial Statements               			6

Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations		               	7

PART II - OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-k		                         		9


SIGNATURES	                                                        			9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                   	PRIMESOURCE CORPORATION AND SUBSIDIARIES
                    	CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     	March 31,  December 31,
                                                          	1996         	1995
(Thousands of dollars)                             	(Unaudited)
- - ------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables                                       	$  	53,549   	$  	57,474
  Inventories	                                          	39,052	      	41,581
  Other                                                	  2,900	       	2,466
- - ------------------------------------------------------------------------------
Total Current Assets                                    	95,501	     	101,521

Property and equipment, net                              	9,988	      	10,358
Excess of cost over net assets
   of businesses acquired, net	                          	4,994	       	4,942
Other assets                                             	3,180       		2,983
- - ------------------------------------------------------------------------------
Total Assets                                         $ 	113,663   	$ 	119,804
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations          	$   	1,210   	$   	1,206
  Accounts payable              	                       	27,064	      	28,624
  Other accrued liabilities		                            	5,534	       	6,523
- - ------------------------------------------------------------------------------
Total Current Liabilities                               	33,808      		36,353

Long-term obligations, net of current portion  	        	28,378      		32,202
Accrued pension liabilities and other liabilities        	5,215       		5,677
- - ------------------------------------------------------------------------------
Total Liabilities	                                      	67,401	      	74,232
- - ------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value	                             	66	          	65
  Additional paid in capital	                           	25,680	      	25,543
  Retained earnings	                                    	20,571	      	20,036
  Unamortized restricted stock awards	                     	(55)         	(72)
- - ------------------------------------------------------------------------------
Total Shareholders' Equity	                             	46,262		      45,572
- - ------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          	$ 	113,663   	$ 	119,804
==============================================================================

See notes to consolidated condensed financial statements.

                   	PRIMESOURCE CORPORATION AND SUBSIDIARIES
         	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                	Three Months Ended March 31,
(Thousands of dollars, except per share amounts)	        	1996	        	1995
- - ------------------------------------------------------------------------------
Net sales                                            $  	86,959   	$  	89,577
Cost of sales                                          		71,777	      	73,707
- - ------------------------------------------------------------------------------
Gross profit	                                           	15,182      		15,870
Selling, general, and administrative expenses	          	13,353      		14,358
- - ------------------------------------------------------------------------------
Income from operations	                                  	1,829	       	1,512
Interest expense	                                         	(520)       		(452)
Other income, net	                                          	96          		17
- - ------------------------------------------------------------------------------
Income before provision for income taxes	                	1,405       		1,077
Provision for income taxes                                		576	         	451
- - ------------------------------------------------------------------------------
Net income                                          	$     	829   	$     	626
==============================================================================
Average number of shares outstanding	                	6,552,279   		6,573,231
Per share of common stock:
Net income                                          	$     	.13   	$     	.10
Cash dividend	                                            	.045       		.1125
==============================================================================

See notes to consolidated condensed financial statements.

                    	PRIMESOURCE CORPORATION AND SUBSIDIARIES
           	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 	Three Months Ended March 31,
(Thousands of dollars)	                                   	1996        		1995
- - ------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                           $     	829   	$     	626
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation	                                          	493	         	505
    Amortization                                          		142         		147
Changes in assets and liabilities affecting operations   	3,009       		2,247
- - ------------------------------------------------------------------------------
Net cash provided by operating activities            	   	4,473       		3,525
- - ------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Acquisition of Litho Supply                                          				(112)
Additions to property and equipment                       	(123)	       	(275)
Net increase in other assets                               (236)	        	(65)
- - ------------------------------------------------------------------------------
Net cash used in investing activities        	            	(359)	       	(452)
- - ------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net decrease in short-term borrowings		                              		(3,000)
Proceeds from long-term obligations                    		23,150      		28,700
Repayment of long-term obligations	                    	(26,970)	    	(28,677)
Dividends paid                             	              	(294)	       	(734)
Proceeds from exercise of stock options			                                	20
- - ------------------------------------------------------------------------------
Net cash used in financing activities                    (4,114)     	 (3,691)
- - ------------------------------------------------------------------------------
Net decrease in cash 	                                     	---	        	(618)
Cash, beginning of year		                                               		618
- - ------------------------------------------------------------------------------
Cash, end of period                                 	$     	---  	$      	---
==============================================================================

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
     Interest                                      	 $     	526   	$     	537
     Income taxes	                                         	135        		(892)
==============================================================================

See notes to consolidated condensed financial statements.

                    	PRIMESOURCE CORPORATION AND SUBSIDIARIES

              	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K for further information.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2.  Inventory Pricing

Inventories consist primarily of purchased goods for sale. Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) and first-in, first-out methods of accounting. Because the inventory determination under the LIFO method can only be made at the end of each fiscal year, interim financial results are based on estimated LIFO amounts and are subject to final year-end LIFO inventory adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated net income for the three-months ended March 31, 1996 was $829,000 ($.13 per share) on sales of $86,959,000 compared to net income of $626,000 ($.10 per share) on sales of $89,577,000 for the same quarter last year.

Sales for the quarter decreased 3% compared to the same quarter last year. Unusually harsh weather in the Northeast and Southeast United States significantly affected sales in January. Sales for January compared to January of last year decreased approximately $3.4 million compared to a net decrease for the quarter of $2.6 million.

Gross profit as a percent of sales remained relatively constant at 17.5% compared to 17.7% for the same quarter last year. There continues to be competitive pressures on margins, which will require the Company to emphasize value-added solutions to its customers, combined with products which provide the best returns to the customer and the Company, in order to maintain or improve existing margins.

Selling, general, and administrative expenses as a percent of sales were 15.4% compared to 16% in the same quarter last year. This decrease is primarily due to the restructuring program completed in 1995 which consolidated five distribution centers, realigned two others and centralized certain financial and information services.

Interest expense was $520,000 for the quarter compared to $452,000 for the same quarter last year. This increase is primarily due to a modest increase in interest rates in the first quarter compared to the same period last year.

The effective tax rates for the quarters ended March 31, 1996 and 1995 were 41% and 41.9%, respectively. The lower rate in 1996 is primarily due to non-deductible expenses being a lower percent to income in 1996 compared to 1995.

Financial Condition and Liquidity

Net cash provided by operating activities for the three-months ended March 31, 1996 was $4,473,000 compared to $3,525,000 for the same quarter last year. Improvements in working capital levels created over $3 million of cash flow in 1996 and over $2 million in 1995. Excluding the effect of changes in assets and liabilities, the cash flow was $1,464,000 in 1996 compared to $1,278,000 for the same quarter last year.

Net cash used in investing activities was $359,000 for the quarter compared to $452,000 for the same quarter last year. Expenditures in 1996 consisted of property and equipment additions and increases in long-term assets, primarily long-term receivables. Additional capital expenditures in 1996, for which there are no material commitments, are anticipated to be approximately $2 million. In addition, the Company's business strategy includes continuing to acquire regional distributors within the Company's current markets or companies that offer new products and services to the printing and imaging industries.

Net cash used in financing activities was $4,114,000 for the quarter compared to $3,691,000 for the same quarter last year. Due to the cash flow generated from operations, the Company was able to reduce debt by approximately $3.8 million during the quarter. The balance of the outflow for the quarter was for dividend payments. For the same quarter last year, debt was reduced by approximately $3.0 million with the balance of the outflow primarily for dividend payments.

The Company has a strong and liquid balance sheet. At March 31, 1996, the Company's current ratio was 2.8 to 1, with current assets, consisting primarily of accounts receivable and branded inventory, representing over 80% of the total assets. The debt to equity ratio was .64 to 1.

The Company's primary source of debt financing is three revolving credit agreements with a total commitment of $27.5 million of which $4.0 million was unused at March 31, 1996. In addition, the Company has uncommitted and short-term lines of $10.7 million of which none was outstanding. The Company believes these facilities combined with the cash flow from operations will be adequate to meet the ongoing capital requirements of the Company.

	PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


a.	Exhibits

	Exhibit 11 -- Earnings per share information.


b.	Reports on Form 8-k

The Registrant did not file a report on Form 8-k during the quarter ended March 31, 1996.

- - ------------------------------------------------------------------------------

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRIMESOURCE CORPORATION
(REGISTRANT)


BY  	/s/ William A. DeMarco
	William A. DeMarco
	Vice President of Finance and
	Chief Financial Officer
	(principal financial and accounting officer)

DATE	May 13, 1996