Form 10-Q/A
period 1996-03-31
PRIMESOURCE CORP
filed 1996-07-05
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED MARCH 31, 1996

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO

Commission File Number     0- 21750

                             PrimeSource Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                         23-1430030
- ------------------------                                   --------------------
(State of incorporation)                                   (I.R.S. Employer
                                                            Identification No.)


4350  Haddonfield  Road, Suite 222,  Pennsauken,  NJ                      08109
- ----------------------------------------------------                 ----------
(Address of principal executive offices)                             (Zip Code)

                                 (609) 488-4888
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



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

Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         Exhibit 27 -- Earnings per share information.

                                   SIGNATURE


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

DATE     July 5, 1996