Form 10-Q
period 1996-06-30
PRIMESOURCE CORP
filed 1996-08-14
CIK 904816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1996

                                       or

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission File Number 0-21750

                             PrimeSource Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                         23-1430030
- ------------                                                         -----------
(State of incorporation)                                    (I.R.S. Employer
                                                             Identification No.)

4350 Haddonfield Road, Suite 222, Pennsauken, NJ                          08109
- ------------------------------------------------                          -----
(Address of principal executive offices)                              (Zip Code)

                                 (609) 488-4888
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                               Outstanding at August 9,1996
- -----                                               ----------------------------
Common stock, par value $.01                                  6,530,779 shares

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                        Page No.
                                                                     --------

Consolidated Condensed Balance Sheets
     June 30, 1996 and December 31, 1995                                    3

Consolidated Condensed Statements of Operations
     Three and Six Months Ended June 30, 1996 and 1995                      4

Consolidated Condensed Statements of Cash Flows
     Six Months Ended June 30, 1996 and 1995                                5

Notes to Consolidated Condensed Financial Statements                        6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        7


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k                                   9


SIGNATURES                                                                 10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                    PRIMESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      June 30, December 31,
                                                         1996         1995
(Thousands of dollars)                             (Unaudited)
- --------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables ...................................   $  52,289    $  57,474
  Inventories ...................................      36,619       41,581
  Other .........................................       2,459        2,466
- --------------------------------------------------------------------------
Total Current Assets ............................      91,367      101,521

Property and equipment, net .....................       9,609       10,358
Excess of cost over net assets
   of businesses acquired, net ..................       4,744        4,942
Other assets ....................................       3,009        2,983
- --------------------------------------------------------------------------
Total Assets ....................................   $ 108,729    $ 119,804
==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ......   $   1,214    $   1,206
  Accounts payable ..............................      23,636       28,624
  Other accrued liabilities .....................       6,919        6,523
- --------------------------------------------------------------------------
Total Current Liabilities .......................      31,769       36,353

Long-term obligations, net of current portion ...      25,078       32,202
Accrued pension liabilities and other liabilities       5,032        5,677
- --------------------------------------------------------------------------
Total Liabilities ...............................      61,879       74,232
- --------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value ..................          65           65
  Additional paid in capital ....................      25,651       25,543
  Retained earnings .............................      21,171       20,036
  Unamortized restricted stock awards ...........         (37)         (72)
- --------------------------------------------------------------------------
Total Shareholders' Equity ......................      46,850       45,572
- --------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ......   $ 108,729    $ 119,804
==========================================================================

See notes to consolidated condensed financial statements.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months                    Six Months
(Thousands of dollars,                                     Ended June 30,                Ended June 30,
except per share amounts)                             1996           1995           1996           1995
- -------------------------------------------------------------------------------------------------------
Net sales ..................................   $    87,898    $    89,158    $   174,857    $   178,735
Cost of sales ..............................        72,322         73,099        144,099        146,806
- -------------------------------------------------------------------------------------------------------
Gross profit ...............................        15,576         16,059         30,758         31,929
Selling, general and administrative expenses        13,619         14,674         26,972         29,032
Restructure expense ........................                        1,315                         1,315
- -------------------------------------------------------------------------------------------------------
Income from operations .....................         1,957             70          3,786          1,582
Interest expense ...........................          (423)          (496)          (943)          (948)
Other income (expense), net ................           (18)           (34)            78            (17)
- -------------------------------------------------------------------------------------------------------
Income (loss) before provision
 (benefit) for income taxes ................         1,516           (460)         2,921            617
Provision (benefit) for income taxes .......           600           (175)         1,176            276
- -------------------------------------------------------------------------------------------------------

Net income (loss) ..........................   $       916    $      (285)   $     1,745    $       341
=======================================================================================================
Average number of shares outstanding .......     6,556,183      6,526,825      6,554,231      6,571,564
Per share of common stock:
Net income (loss) ..........................   $       .14    $      (.04)   $       .27    $       .05
Cash dividends .............................   $      .045    $     .1125    $       .09    $      .225
=======================================================================================================


See notes to consolidated condensed financial statements.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                    Six Months Ended June 30,
(Thousands of dollars)                                       1996        1995
- -----------------------------------------------------------------------------
Net income ...........................................   $  1,745    $    341
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................        991         978
    Amortization .....................................        302         303
    Other ............................................         19
Changes in assets and liabilities affecting operations      7,082         909
- -----------------------------------------------------------------------------
Net cash provided by operating activities ............     10,139       2,531
- -----------------------------------------------------------------------------

Investing Activities:
Business acquisitions ................................     (2,417)     (1,037)
Proceeds from sale of property and equipment .........         64
Additions to property and equipment ..................       (191)       (624)
Net increase (decrease) in other assets ..............        160         (34)
- -----------------------------------------------------------------------------
Net cash used in investing activities ................     (2,384)     (1,695)
- -----------------------------------------------------------------------------

Financing Activities:
Net decrease in short-term borrowings ................                 (3,000)
Proceeds from long-term obligations ..................     49,705      58,344
Repayment of long-term obligations ...................    (56,821)    (55,349)
Dividends paid .......................................       (589)     (1,469)
Cost of shares reaquired .............................        (50)
Proceeds from exercise of stock options ..............                     20
- -----------------------------------------------------------------------------
Net cash used in financing activities ................     (7,755)     (1,454)
- -----------------------------------------------------------------------------
Net increase (decrease) in cash ......................       --          (618)
Cash, beginning of year ..............................                    618
- -----------------------------------------------------------------------------
Cash, end of period ..................................   $   --      $   --
=============================================================================
Supplemental  disclosures of cash flow information  Cash paid (received)
during the period for:
Interest .............................................   $  1,020    $    991
Income taxes .........................................        259        (153)
=============================================================================

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

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


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


3.  Acquisition

On May 28, 1996, the Company acquired the operating assets of KPM, a distributor of photographic and graphic arts supplies and equipment in Michigan and portions of northern Indiana, for approximately $2.4 million.

The acquisition has been accounted for as a purchase, and, accordingly, the consolidated financial statements include the operations since the acquisition date. The pro-forma results of this acquisition would not have had a significant impact on the Company's consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Net income for the quarter ended June 30, 1996 was $916,000 ($.14 per share) on sales of $87,898,000 compared to a net loss of $285,000 ($.04 loss per share) on sales of $89,158,000 for the same period last year. For the six months ended
June 30, 1996, net income was $1,745,000 ($.27 per share) on sales of $174,857,000 compared to net income of $341,000 ($.05 per share) on sales of $178,735,000 for the same period last year.

The net income (loss) for the quarter and six months ended June 30, 1995 included a one-time restructuring charge of $1,315,000 ($794,000 after tax) relating to the consolidation of five distribution centers, realigning two others, and the centralizing of certain financial and information services. Excluding this charge, the net income for the quarter and six months ended June 30, 1995 would have been $509,000 ($.08 per share) and $1,135,000 ($.17 per share), respectively.

Sales decreased 1% for the quarter and 2% for the six-month period ended June 30, 1996, compared to the same periods in 1995. This decrease is primarily due to a decrease in sales in January, 1996 due to harsh weather in the Northeast and Southeast United States and a decline in electronic prepress sales in the second quarter.

Gross profit as a percent of sales was 17.7% for the quarter and 17.6% for the six-month period ended June 30, 1996 compared to 18% and 17.9%, respectively, for the same periods last year. This modest decrease was due primarily to changes in product mix.

Selling, general, and administrative expenses as a percent of sales were 15.5% for the quarter and 15.4% for the six-month period ended June 30, 1996 compared to 16.5% and 16.2%, respectively, for the same periods last year. This decrease is primarily due to the restructuring program described above, which was completed in 1995, and ongoing programs to increase operating efficiencies.

Interest expense was $423,000 for the quarter and $943,000 for the six-month period ended June 30, 1996 compared to $496,000 and $948,000 for the same quarter and six-month period last year. During the period, the Company's debt levels decreased, however the interest benefit of this decrease was partially offset by increases in interest rates.

The effective tax rates for the quarter and six-month period ended June 30, 1996 were 39.6% and 40.3%, respectively, compared to 38% and 44.7%, respectively, for the same periods last year. The lower rate for the six-month period in 1996 is primarily due to non-deductible expenses being a lesser percent to income. Similarly, the lower tax benefit for the quarter ended June 30, 1995 is also due to the effect of non-deductible expenses.

Financial Condition and Liquidity
- ---------------------------------
Net cash provided by operating activities for the six months ended June 30, 1996 was $10,139,000 compared to $2,531,000 for the same period last year. This significant increase in cash flow, is due to both improvements in working capital levels and cash generated from operating income. In 1996, decreases in working capital resulted in an increase in cash flows of $7,082,000 compared to $909,000 in 1995. Excluding the effect of changes in assets and liabilities, the cash provided was $3,057,000 in 1996 compared to $1,622,000 in 1995.

Net cash used in investing activities was $2,384,000 for the six months ended June 30, 1996 compared to $1,695,000 for the same period last year. In 1996, the Company expended $2,417,000 for the acquisition of the business assets of KPM. Capital expenditures for the first six months in 1996 were $191,000. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $1 million. In addition, the Company's business strategy includes continuing to acquire regional distributors within the Company's current markets or companies that offer new products and services to the printing and imaging industries.

Net cash used in financing activities was $7,755,000 for the six-month period ended June 30, 1996 compared to $1,454,000 for the same period last year. As a result of the significant funds generated from operating activities, the Company was able to reduce debt by approximately $7.1 million. The balance of the cash used was for dividend payments. For the same period last year, the outflow was primarily for dividend payments.

The Company has a strong and liquid balance sheet. At June 30, 1996, the Company's current ratio was 2.9 to 1, with current assets, consisting primarily of accounts receivable and branded inventory, representing over 80% of the total assets. The debt to equity ratio was .56 to 1.

The Company's primary source of debt financing is three revolving credit agreements with a total commitment of $27.5 million of which $6.8 million was unused at June 30, 1996. In addition, the Company has uncommitted and short-term lines of $15.7 million of which none was outstanding. The Company believes these facilities combined with the cash flow from operations will be adequate to meet the ongoing capital requirements of the Company.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         Exhibit 11 -- Earnings per share information.

         Exhibit 27 -- Financial data schedule


b.       Reports on Form 8-k

         The Registrant did not file a report on Form 8-k during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PRIMESOURCE CORPORATION
                                  (REGISTRANT)


BY                /s/ WILLIAM A. DEMARCO
                  ----------------------
                  William A. DeMarco
                  Vice President of Finance and
                  Chief Financial Officer
                  (principal financial and accounting officer)

DATE              August 12, 1996