Form 10-Q
period 1996-09-30
PRIMESOURCE CORP
filed 1996-11-14
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                                        or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO -------------

Commission File Number     0- 21750

                             PrimeSource Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                         23-1430030
------------                                                         ----------
(State of incorporation)                                    (I.R.S. Employer
                                                             Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken,  NJ                        08109
--------------------------------------------------                        -----
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



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                           Outstanding at November 12, 1996
-----                                           --------------------------------
Common stock, par value $.01                                    6,530,779 shares

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                         Page No.
                                                                      --------

Consolidated Condensed Balance Sheets
     September 30, 1996 and December 31, 1995                              3

Consolidated Condensed Statements of Operations
     Three and Nine Months Ended September 30, 1996 and 1995               4

Consolidated Condensed Statements of Cash Flows
     Nine Months Ended September 30, 1996 and 1995                         5

Notes to Consolidated Condensed Financial Statements                       6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k                                  9


SIGNATURES                                                                10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                    PRIMESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                September 30,  December 31,
                                                        1996          1995
(Thousands of dollars)                            (Unaudited)
--------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables ...................................   $  52,646    $  57,474
  Inventories ...................................      37,717       41,581
  Other .........................................       2,496        2,466
--------------------------------------------------------------------------
Total Current Assets ............................      92,859      101,521

Property and equipment, net .....................       9,541       10,358
Excess of cost over net assets
   of businesses acquired, net ..................       4,677        4,942
Other assets ....................................       3,116        2,983
--------------------------------------------------------------------------
Total Assets ....................................   $ 110,193    $ 119,804
==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ......   $   1,220    $   1,206
  Accounts payable ..............................      23,893       28,624
  Other accrued liabilities .....................       8,276        6,523
--------------------------------------------------------------------------
Total Current Liabilities .......................      33,389       36,353

Long-term obligations, net of current portion ...      24,780       32,202
Accrued pension liabilities and other liabilities       4,626        5,677
--------------------------------------------------------------------------
Total Liabilities ...............................      62,795       74,232
--------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value ..................          65           65
  Additional paid in capital ....................      25,596       25,543
  Retained earnings .............................      21,757       20,036
  Unamortized restricted stock awards ...........         (20)         (72)
--------------------------------------------------------------------------
Total Shareholders' Equity ......................      47,398       45,572
--------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ......   $ 110,193    $ 119,804
==========================================================================

See notes to consolidated condensed financial statements.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                             Three Months                   Nine Months
(Thousands of dollars,                                 Ended September 30,           Ended September 30,
except per share amounts)                             1996           1995           1996           1995
-------------------------------------------------------------------------------------------------------
Net sales ..................................   $    89,344    $    88,156    $   264,201    $   266,891
Cost of sales ..............................        73,282         72,908        217,381        219,714
-------------------------------------------------------------------------------------------------------
Gross profit ...............................        16,062         15,248         46,820         47,177
Selling, general and administrative expenses        14,220         13,955         41,192         42,987
Restructure expense ........................                                                      1,315
-------------------------------------------------------------------------------------------------------
Income from operations .....................         1,842          1,293          5,628          2,875
Interest expense ...........................          (348)          (611)        (1,291)        (1,559)
Other income (expense), net ................            60             83            138             66
-------------------------------------------------------------------------------------------------------
Income before provision
 for income taxes ..........................         1,554            765          4,475          1,382
Provision for income taxes .................           630            314          1,806            590
-------------------------------------------------------------------------------------------------------
Net income .................................   $       924    $       451    $     2,669    $       792
=======================================================================================================
Average number of shares outstanding .......     6,552,892      6,569,164      6,553,785      6,570,764
Per share of common stock:
Net income .................................   $       .14    $       .07    $       .41    $       .12
Cash dividends .............................   $      .045    $     .1125    $      .135    $     .3375
=======================================================================================================

See notes to consolidated condensed financial statements.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                               Nine Months Ended September 30,
(Thousands of dollars)                                      1996         1995
------------------------------------------------------------------------------
Operating Activities:
Net income ...........................................   $  2,669    $    792
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................      1,451       1,496
    Amortization .....................................        443         515
Changes in assets and liabilities affecting operations      5,795       1,655
-----------------------------------------------------------------------------
Net cash provided by operating activities ............     10,358       4,458
-----------------------------------------------------------------------------

Investing Activities:
Business acquisitions ................................     (3,317)     (1,037)
Proceeds from sale of business .......................      2,235
Additions to property and equipment ..................       (567)     (1,085)
Net increase (decrease) in other assets ..............       (269)        286
-----------------------------------------------------------------------------
Net cash used in investing activities ................     (1,918)     (1,836)
-----------------------------------------------------------------------------

Financing Activities:
Net decrease in short-term borrowings ................                 (3,000)
Proceeds from long-term obligations ..................     81,955      78,095
Repayment of long-term obligations ...................    (89,363)    (76,151)
Dividends paid .......................................       (883)     (2,204)
Cost of shares reaquired .............................       (149)
Proceeds from exercise of stock options ..............                     20
-----------------------------------------------------------------------------
Net cash used in financing activities ................     (8,440)     (3,240)
-----------------------------------------------------------------------------
Net decrease in cash .................................       --          (618)
Cash, beginning of year ..............................                    618
-----------------------------------------------------------------------------
Cash, end of period ..................................   $   --      $   --
=============================================================================

Supplemental disclosures of cash flow information Cash paid (received) during the period for:
     Interest                                               $ 1,280   $ 1,488
     Income taxes                                             1,158      (644)
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

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


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


3.  Acquisitions

In May 1996, the Company acquired the operating assets of KPM, a distributor of photographic and graphic arts supplies and equipment in Michigan and portions of northern Indiana, for approximately $2.4 million.

In August 1996, the Company acquired the operating assets (excluding accounts receivable) of VGC Corporation's St. Louis, Missouri operation for approximately $900,000. This operation, which is a distributor of photographic and graphic arts supplies and equipment in the St. Louis area, was combined into the Company's existing St. Louis operation.

These acquisitions have been accounted for as purchases, and, accordingly, the consolidated financial statements include the operations since the acquisition date. The pro-forma results of these acquisitions would not have had a significant impact on the Company's consolidated results of operations.


4.  Disposition

In July 1996, the Company sold substantially all the assets of its Rochester, New York operation for approximately $2.2 million which approximated the financial basis of the assets at the time of the sale. The pro-forma results of operations, assuming the disposition had occurred at the beginning of the period, would not have been materially effected by this disposition.

5.  Subsequent Events

On November 1, 1996, the Company acquired the operating assets (excluding accounts receivable) of VGC Corporation's Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska operations for approximately $11.2 million. This acquisition will be accounted for as a purchase and will be included in the Company's operating results from the date of the acquisition. Historical annual sales of these operations are approximately $60 million.

On November 1, 1996, the Company entered into a three year revolving credit agreement with a total commitment of $50 million. Borrowing rates available to the Company under this agreement are at prime rate or less. In conjunction with obtaining this facility, the Company terminated its prior three revolving credit agreements which had a total commitment of $27.5 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Net income for the quarter ended September 30, 1996 was $924,000 ($.14 per share) on sales of $89,344,000 compared to $451,000 ($.07 per share) on sales of $88,156,000 for the same period last year. For the nine months ended September 30, 1996, net income was $2,669,000 ($.41 per share) on sales of $264,201,000 compared to net income of $792,000 ($.12 per share) on sales of $266,891,000 for the same period last year.

The net income for the nine months ended September 30, 1995 included a one-time restructuring charge of $1,315,000 ($794,000 after tax) relating to the consolidation of five distribution centers, realigning two others, and the centralizing of certain financial and information services. Excluding this charge, the net income for the nine months ended September 30, 1995 would be $1,586,000 ($.24 per share) .

Sales for the quarter increased 1% compared to the same quarter last year and increased 2% over the immediately preceding quarter. Sales for the nine month period decreased 1% compared to the same period last year. The increase for the quarter, which reversed the modest declines reported in earlier quarters during the year, was primarily due to increased sales in the midwest and west.

Gross profit as a percent of sales was 18% for the quarter and 17.7% for the nine-month period ended September 30, 1996 compared to 17.3% and 17.7%, respectively, for the same periods last year. The increase for the quarter was primarily due to changes in product mix.

Selling, general, and administrative expenses as a percent of sales were 15.9% for the quarter and 15.6% for the nine-month period ended September 30, 1996 compared to 15.8% and 16.1%, respectively, for the same periods last year. The decrease for the nine-month period is primarily due to cost savings from the restructuring program described above, which commenced during the third quarter of 1995.

Interest expense was $348,000 for the quarter and $1,291,000 for the nine-month period ended September 30, 1996 compared to $611,000 and $1,559,000 for the same quarter and nine-month period last year. This decrease is due to a decline in debt levels as a result of the working capital levels decreasing.

The effective tax rates for the quarter and nine-month period ended September 30, 1996 were 40.5% and 40.4%, respectively, compared to 41% and 42.7%, respectively, for the same periods last year. The lower rates in 1996 are primarily due to non-deductible expenses being a lesser percent to income.


Financial Condition and Liquidity
---------------------------------
Net cash provided by operating activities for the nine months ended September 30, 1996 was $10,358,000 compared to $4,458,000 for the same period last year. This increase in cash flow is due to both improvements in working capital levels and cash generated from operating income. In 1996, decreases in working capital resulted in an increase in cash flows of $5,795,000 compared to $1,655,000 in 1995. Excluding the effect of changes in assets and liabilities, the cash provided was $4,563,000 in 1996 compared to $2,803,000 in 1995.

Net cash used in investing activities was $1,918,000 for the nine months ended September 30, 1996 compared to $1,836,000 for the same period last year. In 1996, the Company incurred a net cash expenditure on the acquisition and sale of businesses of $1,082,000. Capital expenditures for the nine months in 1996 were $567,000. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $900,000. In addition, the Company will expend approximately $11.2 million for the acquisition of four locations of VGC Corporation during the fourth quarter of 1996.

Net cash used in financing activities was $8,440,000 for the nine-month period ended September 30, 1996 compared to $3,240,000 for the same period last year. As a result of the significant funds generated from operating activities, the Company was able to reduce debt by approximately $7.4 million during 1996. The balance of the cash used was for dividend payments and the repurchase of the Company's common stock. For the same period last year, the outflow was primarily for dividend payments.

At September 30, 1996, the Company's primary source of debt financing was three revolving credit agreements with a total commitment of $27.5 million of which $20.7 million was outstanding. In November, 1996, the Company terminated these agreements and executed a three-year revolving credit agreement for $50 million. In addition, the Company has available $10.7 million in uncommitted lines of which none was outstanding at September 30, 1996. The Company believes these ongoing facilities combined with the cash flow from operations will be adequate to meet the capital requirements of the Company.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         Exhibit 11 -- Earnings per share information.
         Exhibit 27 -- Financial data schedule

b.       Reports on Form 8-K

          The Registrant did not file a report on Form 8-K during the quarter ended September 30, 1996.

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

DATE              November 12, 1996