Form 10-K
period 1996-12-31
PRIMESOURCE CORP
filed 1997-03-28
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

-------------------------------------------------------------------------------
For the year ended December 31, 1996            Commission file Number  0-21750

                             PRIMESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                         23-1430030
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

4350 Haddonfield Road, Suite 222, Pennsauken, N.J.                       08109
(Address of Principal Executive Offices)                             (Zip Code)

                                  (609)488-4888
                          Registrant's Telephone Number


Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
None                                                                      N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              YES ( X )      NO  (    )
                                                  -----          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )


As of March 14, 1997 the aggregate market value of the voting stock held by nonaffiliates was approximately $50.5 million.

As of March 14, 1997 there were 6,514,779 shares of common stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Item 10- Directors Only, and Items 11, 12 and 13 of Part III). The index of exhibits is located on page 33 of this document.

                                     PART I.

ITEM I.  BUSINESS

PrimeSource Corporation, previously Phillips & Jacobs, Incorporated, (the "Company") is a major national distributor and systems integrator serving the printing, publishing and graphic arts industries. For approximately 130 years, the Company or its unincorporated predecessor has been servicing these industries. The Company, which was incorporated under the laws of the Commonwealth of Pennsylvania in 1954, was acquired as a wholly-owned subsidiary of Tasty Baking Company ("TBC"), Philadelphia, Pennsylvania in 1965. On August 1, 1993, TBC spun-off 100% of the ownership of the Company in a dividend distribution of the Company common stock to the shareholders of TBC. As a result, the Company became an independent publicly-owned company whose shares are traded on the Nasdaq Stock Market's National Market.

On September 1, 1994, Momentum Corporation, with two operating divisions, Momentum and TK Gray, merged with the Company. Momentum Corporation had acquired the TK Gray division, a regional distributor based in Minneapolis, on March 1, 1994. Annual sales for Momentum Corporation were approximately $165 million per year. This merger increased the Company's coverage from less than 40% to approximately 75% of the United States market.

In addition to the Momentum merger, the Company has acquired other graphics distribution companies. In 1996, the Company acquired VGC Corporation's branch operations in St. Louis, Missouri; Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska. Except for the Omaha operation, these operations were combined with existing Company businesses in these locations. Sales from this acquisition are expected to approximate $55 million. In addition, in 1996 and 1995, smaller acquisitions were made in Michigan and Texas. The Company believes there will be a continuing consolidation of distributors in the industry and the Company's business strategy will continue to include pursuing such acquisitions which will either expand the Company's presence in key markets and/or offer new products and services to the printing and imaging industries.

In 1996, the Company completed a program of restructuring the Company's infrastructure to align the business units geographically and where appropriate centralize functions and expertise. This included a restructuring charge in 1995 for the consolidation of five distribution centers, the realignment of two others and the centralization of certain financial and information services. In 1997, the Company's management information system will allow all of the operations to interface between themselves and with customers and manufacturers, producing a more efficient and effective distribution model.

The Company is headquartered in Pennsauken, New Jersey and currently has six operating divisions consisting of CM Graphics, Dixie Type & Supply, Jetcom, Momentum, P/J North, P/J South and TK Gray and one operating subsidiary, Dixie Type & Supply, Co. Inc., with a total of 27 distribution locations. Consistent with the changes in the Company's infrastructure, beginning in 1997, the division locations will begin operating under the PrimeSource name.

The Company maintains a decentralized management structure which allows the operating divisions broad discretion in the conduct of their respective businesses, including responsibility for management of their suppliers, customers and employees. Management is evaluated against their financial and non-financial goals which are established on an annual basis. Beginning in 1996, the Company began to emphasize return on net assets under its financial goals. In order to provide shareholder value, the Company believes it must strive to maximize its long-term return on the shareholders' investment. By quantifying this objective and applying it at the operating level, the Company believes it can best meet this goal. This emphasis contributed to improved earnings on lower levels of employed capital in 1996, and accordingly, freed capital for growth internally and through acquisitions. Management believes that this concept of fostering and perpetuating the entrepreneurial drive of operating management will continue to be a key factor in the Company's future success.

The Company presently represents over 500 suppliers, sells and supports more than 50,000 products and has a customer base in excess of 25,000. No customer accounted for more than 3% of the Company's net sales in 1996.

Consumable products, which include film, plates, proofing materials, photographic chemicals, printing blankets and pressroom chemistry, presently represent approximately 75% of total sales. The remaining 25% is derived from sales of printing presses, electronic imaging equipment, desktop publishing, electronic color proofing equipment, scanning systems, and other hardware and software products. The industry is moving from an analog to a digital environment. As a result of this transition, management expects sales of certain types of sensitized film and paper products to continue trending down, while sales of certain high-technology products and equipment used in the digital process to increase.

In addition, there has been and continues to be a consolidation of the customer base. Many printing and imaging customers want a single source for design, pre-press preparation, and printing. Consolidation eliminates duplicate overhead costs and creates larger entities capable of supporting more sophisticated management techniques, from strategic planning through actual production.
Management expects to continue to see this consolidation of customers into larger more sophisticated operations offering more services to their customers.

While the Company sells primarily the same products as its competitors, generally at similar prices, the Company attempts to differentiate itself by focusing on providing training, technical support, and products which will make its customers more efficient and effective. In addition, the Company's broad geographic presence provides an advantage in servicing regional and national customers. Based on the changes which are occurring in the industry, management believes this broad national presence, combined with the emphasis on technical support, will provide significant added-value to its customers.

There are over 300 independent dealers in the United States competing in this industry with no dealer accounting for more than 15% of the total industry sales. The Company believes that it is one of the largest dealers in terms of annual sales and covers a broader range of geographical markets in the United States than any of its competitors. The Company has minimal foreign sales or income.

The Company owns several trademarks and tradenames. To the extent trademarks, tradenames, or patents are significant to the Company's business, they are owned by the manufacturers the Company represents.

The Company has minimal backlog. The nature of its business is such that it maintains substantial inventories in order to supply its customers immediately upon receipt of an order. Approximately 25% of the Company's inventories are consigned at various customer locations. Consignment has become a common practice in this industry during the last decade. Usage of consigned inventories is monitored at least monthly through a physical inventory taken by Company personnel.

Company management does not believe that compliance with federal, state or local laws relating to the protection of the environment will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company employed 651 employees at December 31, 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

                                                  BUSINESS EXPERIENCE                              POSITION HELD
NAME                                   AGE          LAST FIVE YEARS                                    SINCE
-------------------------------------------    ----------------------------                     -------------------
James F. Mullan                       57       President and Chief Executive                           1991-Present
President and                                      Officer of Registrant
Chief Executive Officer

John H. Goddard, Jr.                  49       Executive Vice President                            September, 1994-
Executive Vice President                           of Registrant                                            Present
                                               President, Chief Executive Officer                         1992-1994
                                                   of Momentum Corporation
                                               Senior Vice President of Momentum Corporation              1990-1992


William A. DeMarco                    51       Vice President and Chief Financial Officer          September, 1994-
Vice President and                                 of Registrant                                            Present
Chief Financial Officer                        Vice President of Finance, Treasurer, and                  1993-1994
                                                   Secretary of Registrant
                                               Vice President of Finance and Operations                   1992-1993
                                                   of Phillips & Jacobs, Incorporated


Barry C. Maulding                     51       Vice President, General Counsel                     September, 1994-
Vice President,                                    and Corporate Secretary                                  Present
General Counsel and                                of Registrant
Corporate Secretary                            Vice President Administration,                             1993-1994
                                                   General  Counsel and Corporate
                                                   Secretary of Momentum Corporation
                                               General Counsel, Director of Administration and            1992-1993
                                                   Corporate Secretary of Momentum Corporation


ITEM 2.  PROPERTIES

The locations and primary use of the physical properties of PrimeSource Corporation and its subsidiary are as follows:


                                                Approximate
                                                     Square
Location                                            Footage                Primary Facility Use
----------------------------------------------------------------------------------------------------------------
Atlanta, GA (Norcross)                               23,200                Distribution/Div. Office
Baltimore, MD (Columbia)                              2,300                Sales Office
Birmingham, AL                                       37,000                Distribution/Subsidiary Office
Boston, MA (Hingham)                                 13,500                Distribution
Chicago, IL (Itasca)                                 49,600                Distribution
Cincinnati, OH                                       35,000                Distribution/Div. Office
Dallas, TX                                           17,500                Distribution
Des Moines, IA (Ankeny)                              14,000                Distribution
Detroit, MI (Plymouth)                               11,600                Sales Office
Greenville, SC                                          600                Sales Office
Houston, TX                                           7,000                Distribution
Jackson, MS                                           6,000                Distribution
Kansas City, KS                                      16,800                Distribution
Kalamazoo, MI                                        20,000                Distribution
Lititz, PA                                           14,000                Distribution/Div. Office
Los Angeles, CA (Cerritos)                           11,800                Distribution
Miami, FL (Miramar)                                  14,700                Distribution
Milwaukee, WI (New Berlin)                           16,300                Distribution
Minneapolis, MN (three facilities)                   57,100                Distribution
Minneapolis, MN (Mendota Heights)                    53,600                Distribution/Div. Office
Mobile, AL                                            8,000                Distribution
Nashville, TN                                        16,000                Distribution
New Orleans, LA (Harahan)                            14,400                Distribution
Omaha, NE                                            10,000                Distribution
Orlando, FL                                          14,400                Distribution
Pennsauken, NJ                                        7,400                Corporate Headquarters
Pennsauken, NJ                                       32,000                Distribution
Philadelphia, PA                                     14,000                Pressroom Products
Philadelphia, PA (Cherry Hill, NJ)                    1,400                Sales/Div. Office
Pittsburgh, PA                                       10,480                Distribution
Portland, OR                                          7,800                Distribution
San Francisco, CA (South San Francisco)              10,000                Distribution
Seattle, WA (Tukwila)                                20,000                Distribution/Div. Office
St. Louis, MO                                        22,900                Distribution
Winston-Salem, NC                                       400                Pressroom Products Sales


All of the properties are held under operating leases, except for the Birmingham, Minneapolis (Mendota Heights), New Orleans, Philadelphia (pressroom products facility), St. Louis and Seattle facilities which are owned and the Los Angeles facility which is accounted for as a capital lease. Management believes that the Company's properties are generally well maintained and adequate for current operations and foreseeable expansion. The inability of the Company to renew any short-term real property lease would not have a material effect on the Company's results of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. Management believes that none of the litigation in which the Company is currently involved would, individually or in the aggregate, have a material effect on the Company's consolidated financial position or quarterly or annual operating results when resolved in a future period.

The Company, along with many other potentially responsible parties, is a defendant in a declaratory action to determine an allocation of costs for the investigation and remediation of a Superfund cleanup site. The Company is also, in general, subject to possible loss contingencies pursuant to federal or state environmental laws and regulations. Although these contingencies could result in future expenses or judgments, such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year.

                                    PART II.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

The Company's common stock trades on the Nasdaq Stock Market's National Market under the symbol PSRC.

The following quarterly stock price and dividend information is provided for 1995 and 1996.

                                             Stock Price        Cash Dividends
                                  High               Low             Per Share
------------------------------------------------------------------------------
1995
   First Quarter               $ 11.00            $ 8.75               $ .1125
   Second Quarter                 9.50              7.75                 .1125
   Third Quarter                  9.50              8.00                 .1125
   Fourth Quarter                 9.25              5.50                 .0450

1996
   First Quarter                  6.50              5.00                 .0450
   Second Quarter                 7.50              5.00                 .0450
   Third Quarter                  7.50              5.75                 .0450
   Fourth Quarter                 8.13              6.00                 .0450


The payment of future cash dividends will depend on the level and growth of the Company's earnings and the Company's needs for cash.

There were approximately 3,700 shareholders of record as of December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data has been derived from consolidated financial statements. On August 1, 1993, the Company was spun-off from Tasty Baking Company ("TBC"). Accordingly, the historical data for 1993 and 1992, which include the operations of the Company when it was a subsidiary of TBC, may not necessarily reflect the results of operations or financial position that would have been obtained had the Company been an independent publicly-held company during these entire periods. The operations of Momentum Corporation (Momentum and TK Gray divisions) are included from September 1, 1994, the date Momentum merged with the Company. This information should be read in conjunction with the Company's consolidated financial statements included herein.

                                                                                       Years Ended December 31,
(in thousands, except per share amounts)          1996           1995          1994          1993          1992
---------------------------------------------------------------------------------------------------------------
Statement of Income Data
Net Sales                                  $   366,657    $   357,077   $   238,154   $   167,744   $   158,748
Cost of sales                                  301,428        293,790       194,346       135,094       129,835
---------------------------------------------------------------------------------------------------------------
Gross profit                                    65,229         63,287        43,808        32,650        28,913
Operating expenses                              57,033         58,615(1)     37,362        26,572(2)     22,843
---------------------------------------------------------------------------------------------------------------
Income from operations                           8,196          4,672         6,446         6,078         6,070
Interest expense                               (1,915)         (2,235)       (1,113)         (531)         (515)
Other income-net                                   421            441           408           251           201
---------------------------------------------------------------------------------------------------------------
Income before provision for income
    taxes and cumulative effect of changes
    in accounting principles                     6,702          2,878        5, 741         5,798         5,756
Provision for income taxes                       2,788          1,232        2, 210         2,399         2,248
---------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
    changes in accounting principles             3,914          1,646        3, 531         3,399         3,508
Cumulative effect on prior years of
    changes in accounting principles                                                       (1,306) (3)
---------------------------------------------------------------------------------------------------------------
Net income                                 $     3,914    $     1,646   $     3,531   $     2,093 $       3,508
===============================================================================================================

Per Share Data
Income before cumulative effect of
    changes in accounting principles       $       .60    $       .25   $       .71    $      .83   $       .86
Net income                                         .60            .25           .71           .51           .86
Average number  of shares outstanding (4)        6,558          6,567         4,964         4,098         4,057
===============================================================================================================


Balance Sheet Data
Working capital                            $    67,040    $    65,168   $    60,987    $   28,631   $    16,858
Total assets                                   134,175        119,804       120,760        52,427        45,651
Total long-term obligations                     36,250         32,202        29,094        12,747         2,943
Shareholders' equity                            48,183         45,572        46,169        20,654        20,120
===============================================================================================================

(1) Includes a one-time restructuring expense of $1,315,000 ($794,000 after tax) relating to the consolidation of five distribution centers, the realignment of two others, and the centralization of certain financial and information services.

(2) Includes a one-time charge of $609,000 ($519,000 after tax) resulting from costs associated with the spin-off from TBC consisting primarily of legal, accounting and other professional fees.

(3) One-time after tax charge of $1,306,000 for the cumulative effect of changes in methods of accounting for income taxes and postretirement benefits other than pensions.

(4) Average number of shares outstanding information for 1993 and 1992 is based on the average number of shares of TBC common shares outstanding for each of these years converted to Company shares using the spin-off ratio of two Company shares for every three shares of TBC common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth for the years indicated certain items from the Consolidated Statements of Income expressed as a percentage of net sales.

                                                              Years Ended December 31,
                                                      1996         1995          1994
--------------------------------------------------------------------------------------
Net sales                                            100.0%       100.0%        100.0%
Cost of sales                                         82.2         82.3          81.6
--------------------------------------------------------------------------------------
Gross profit                                          17.8         17.7          18.4
Selling, general, and administrative expenses         14.8         15.2          14.9
Depreciation                                            .5           .5            .6
Provision for doubtful accounts                         .3           .3            .2
Restructure expense                                                  .4
--------------------------------------------------------------------------------------
Income from operations                                 2.2          1.3           2.7
Interest expense                                       (.5)         (.6)          (.5)
Other income-net                                        .1           .1            .2
--------------------------------------------------------------------------------------

Income before provision for income taxes               1.8           .8           2.4
Provision for income taxes                              .7           .3            .9
--------------------------------------------------------------------------------------
Net income                                             1.1%          .5%          1.5%
======================================================================================


COMPARISON OF 1996 TO 1995

Net income for 1996 was $3,914,000, or $.60 per share compared to $1,646,000, or $.25 per share for 1995. The results for 1995 include a one-time charge of $1,315,000 ($794,000 after related tax benefit) for restructuring expenses. Excluding this restructure expense, net income for 1995 would have been $2,440,000 ($.37 per share).

Net  sales in 1996  were  $366,657,000  compared  to  $357,077,000  in 1995,  an increase of 3%. This sales increase is primarily the result of the acquisition of five VGC Corporation locations, one in August 1996 and four in November 1996. Retained annual sales from this acquisition are expected to approximate $55 million. Excluding the impact of the VGC acquisition, sales were flat during the year, with modest decreases in the first half of the year and modest increases in the second half. Sales were negatively impacted during the year by the Company's decision to terminate relationships with certain customers who represented potential credit risks, or whose gross profit levels did not justify the required investment in working capital. Gross profit as a percent of sales remained stable between the two years, at 17.8% in 1996 and 17.7% in 1995.

Selling, general, and administrative expenses as a percent of sales decreased from 15.2% in 1995 to 14.8% in 1996. As previously indicated, in 1995, the Company incurred a restructuring charge of $1,315,000. This expense was incurred in the consolidation of five distribution centers, the realignment of two others, and the centralization of certain financial and information services. The efficiencies in aligning operations by geographical area and consolidating duplicate facilities and functions, combined with other cost reduction programs resulted in a containment of expenses in 1996.

In 1996, the provision for doubtful accounts decreased from $1,090,000 to $865,000. This decrease is primarily the result of the Company implementing more stringent credit requirements.

Interest expense decreased from $2,235,000 in 1995 to $1,915,000 in 1996. Prior to the acquisition of VGC in November, interest expense was lower during the year as a result of a decrease in the Company's debt levels due to improved utilization of working capital. With the acquisition of VGC, the debt levels increased, which will reflect in higher interest costs in future periods.

The effective income tax rate decreased from 42.8% in 1995 to 41.6% in 1996. The lower rate in 1996 is primarily due to non-deductible expenses being a lesser percent of income in 1996 compared to 1995. The difference between the effective tax rates and the federal statutory rate of 34% for both years is primarily attributable to the effect of state income taxes and non-deductible expenses.

The Company anticipates further sales and increased earnings through internal growth and acquisitions. The Company believes there will continue to be consolidation within the distribution channel as well as the customer base and a continued transition from analog to digital technology in the graphic arts industry. With the benefit of its national presence and its continued emphasis on serving customer needs, the Company believes it is in a good position to provide added value and differentiate itself in the market place.


COMPARISON OF 1995 TO 1994

Net income for 1995 was $1,646,000 or $.25 per share, compared to $3,531,000, or $.71 per share, in 1994. The results for 1995 include a one-time charge of $1,315,000 ($794,000 after related tax benefit) for restructuring expenses. Excluding this restructure expense, net income for 1995 would have been $2,440,000 ($.37 per share).

The results include a full year of operations of Momentum Corporation (Momentum and TK Gray divisions) for 1995 and four months of operations in 1994, from September 1, 1994, the date Momentum merged into the Company in a stock exchange of .71 share of the Company common stock for each share of Momentum Corporation common stock. The total number of additional shares issued as a result of the merger was approximately 2,385,000.

Net  sales in 1995  were  $357,077,000  compared  to  $238,154,000  in 1994,  an increase of 50%. Including a full year's sales of the Momentum and TK Gray divisions for 1994, the sales increase was 3%.

Gross profit as a percent of sales decreased from 18.4% in 1994 to 17.7% in 1995. This decrease was primarily due to changes in product mix, competitive pressures and declines in manufacturers' rebates.

Selling, general, and administrative expenses as a percent of sales increased from 14.9% in 1994 to 15.2% in 1995. This increase is primarily due to the inclusion of Momentum for an entire year in 1995, which had a higher percentage of operating expenses to sales.

In 1995, the provision for doubtful accounts increased from $626,000 to $1,090,000. This increase is primarily due to the inclusion of Momentum for an entire year.

Interest expense increased from $1,113,000 in 1994 to $2,235,000 in 1995. This increase is primarily due to the debt assumed with the Momentum merger along with higher interest rates in 1995.

The effective income tax rate increased from 38.5% in 1994 to 42.8% in 1995. The higher rate in 1995 is primarily due to non-deductible expenses being a larger percent of income in 1995 compared to 1994. The difference between the effective tax rates and the federal statutory rate of 34% for both years is primarily attributable to the effect of state income taxes and non-deductible expenses.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided from operating activities was $11,548,000 and $3,024,000 in 1996 and 1995, respectively, and cash used in operating activities in 1994 was $5,171,000. The improvement in 1996 compared to 1995 and 1994 is due to increased cash generated from operating income and better utilization of working capital. Excluding the effect of changes in assets and liabilities, cash provided from operations increased from $6.2 and $6.3 million in 1995 and 1994, respectively, to $7.2 million in 1996. Excluding the effect of business acquisitions and dispositions, working capital levels decreased, creating additional cash in 1996 of approximately $4.3 million, compared to increases in working capital levels in 1995 and 1994 of approximately $3.1 and $11.5 million, respectively.

The decrease in working capital levels, in part, reflects the Company's emphasis in 1996 of measuring performance based on return on net assets. As a result of this focus, the turnover of inventory increased and the number of days of receivables outstanding decreased. In addition, the Company terminated certain businesses in 1996 that did not produce an adequate return on net assets. This improvement was partially offset by increases in accounts receivable from new sales from the VGC acquisition. The Company did not acquire the accounts receivable with this acquisition.

Cash flows used in investing activities were $14,471,000, $1,062,000, and $1,327,000 in 1996, 1995, and 1994, respectively. In 1996, the Company incurred a net cash expenditure on the acquisition and sale of businesses of $12.2 million, primarily in the acquisition of VGC. The balance of the activities for 1996 and for 1995 and 1994 were primarily for the acquisition of property and equipment. The Company had no material capital expenditure commitments at December 31, 1996. Capital expenditures for 1997 are anticipated to be approximately $2 million. In addition, the Company's business strategy is to continue to acquire regional distributors within the Company's current markets or companies that offer new products and services to the printing and imaging industries.

Cash flows from financing activities were $2,923,000 provided in 1996, $2,580,000 used in 1995, and $6,883,000 provided in 1994. In 1996, $4.4 million was provided from debt financing. These funds were used to finance the $14.4 million of business acquisitions, net of cash generated primarily from operating activities. In 1995 and 1994, debt decreased $.1 million and increased $8.9 million, respectively. The other primary component of financing activities was dividend payments of $1.2, $2.5 and $2.1 million in 1996, 1995 and 1994, respectively.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $50 million of which $17.5 million was available at December 31, 1996. The Company believes this source of borrowing, combined with cash from operations, is sufficient to support the current capital requirements of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    PRIMESOURCE CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Income

                                                                                    Years Ended December 31,
                                                       -----------------------------------------------------
(Thousands of dollars, except per share amounts)                1996                1995                1994
------------------------------------------------------------------------------------------------------------
Net sales                                              $     366,657       $     357,077      $      238,154
Cost of sales                                                301,428             293,790             194,346
------------------------------------------------------------------------------------------------------------
Gross profit                                                  65,229              63,287              43,808
Selling, general, and administrative expenses                 54,268              54,204              35,367
Depreciation                                                   1,900               2,006               1,369
Provision for doubtful accounts                                  865               1,090                 626
Restructure expense                                                                1,315
------------------------------------------------------------------------------------------------------------
Income from operations                                         8,196               4,672               6,446
Interest expense                                              (1,915)             (2,235)             (1,113)
Other income-net                                                 421                 441                 408
------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                       6,702               2,878               5,741
Provision for income taxes                                     2,788               1,232               2,210
------------------------------------------------------------------------------------------------------------

Net income                                             $       3,914       $       1,646      $        3,531
============================================================================================================

Average number of shares outstanding                       6,557,989           6,567,066           4,963,534

Net income per share                                   $         .60       $         .25      $          .71
============================================================================================================

See accompanying notes to consolidated financial statements


                                          PRIMESOURCE CORPORATION AND SUBSIDIARIES
                                                 Consolidated Balance Sheets

                                                                                                       December 31,
                                                                                -----------------------------------
(Thousands of dollars)                                                                     1996                1995
-------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
Trade receivables, less allowances of $1,787 and $1,372, respectively           $        54,044    $         50,434
Income taxes receivable                                                                                       1,047
Other receivables                                                                         6,612               5,993
Inventories                                                                              48,741              41,581
Deferred income taxes                                                                     1,982               1,537
Other                                                                                       671                 929
-------------------------------------------------------------------------------------------------------------------
Total  Current Assets                                                                   112,050             101,521
Property and equipment, net                                                              13,719              10,358
Excess of cost over net assets of businesses acquired,
  net of accumulated amortization of $1,102 and $825, respectively                        4,487               4,942
Deferred income taxes                                                                     1,763               1,486
Long-term receivables                                                                       895                 862
Other assets                                                                              1,261                 635
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $       134,175    $        119,804
===================================================================================================================

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term obligations                                        $         1,550    $          1,206
Accounts payable                                                                         33,628              28,624
Accrued payroll and benefits                                                              2,587               2,417
Other accrued liabilities                                                                 7,245               4,106
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                45,010              36,353
Long-term obligations, net of current portion                                            36,250              32,202
Accrued pension and other liabilities                                                     2,577               3,421
Postretirement benefits other than pension                                                2,155               2,256
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        85,992              74,232
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
Common stock, $.01 par value, 24,000,000 shares authorized
6,514,779 and 6,527,295 issued, respectively                                                 65                  65
Additional paid-in capital                                                               25,533              25,543
Retained earnings                                                                        22,628              20,036
Unamortized restricted stock awards                                                         (43)                (72)
-------------------------------------------------------------------------------------------------------------------
Total  Shareholders' Equity                                                              48,183              45,572
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                      $       134,175    $        119,804
===================================================================================================================

See accompanying notes to consolidated financial statements

                                          PRIMESOURCE CORPORATION AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows

                                                                                           Years Ended December 31,
                                                                  -------------------------------------------------
(Thousands of dollars)                                                      1996             1995              1994
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                        $        3,914    $       1,646    $        3,531
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation                                                            1,900            2,006             1,369
   Amortization                                                              520              657               372
   Provision for doubtful accounts                                           865            1,090               626
   Other                                                                      28              756               421
Changes in assets and liabilities, net of effects
from business combinations/disposition:
   Receivables                                                            (4,751)          (6,658)           (4,838)
   Inventories                                                             1,485            2,499            (7,826)
   Other current assets                                                      258             (173)              163
   Income taxes receivable, accrued and deferred                           1,768            2,064              (669)
   Accounts payable and other accrued liabilities                          6,764              288             2,445
   Payment of pension and other postretirement benefits                   (1,203)          (1,151)             (765)
--------------------------------------------------------------------------------------------------------------------
Net cash  provided by (used in) operating activities                      11,548            3,024            (5,171)

Investing Activities
Proceeds from sales of property and equipment                                218              473               112
Purchase of property and equipment                                        (1,530)          (1,713)           (1,074)
Payments for business combinations, net of cash acquired                 (14,394)            (954)             (682)
Proceeds from sale of business                                             2,235
(Increase) decrease in long-term receivables                                 (33)             777               189
(Increase) decrease in other assets                                         (732)             479               128
Other, net                                                                  (235)            (124)
-------------------------------------------------------------------------------------------------------------------
Net cash  used in investing activities                                   (14,471)          (1,062)           (1,327)

Financing Activities
Net increase (decrease) in short-term borrowings                                           (3,000)            1,905
Proceeds from long-term obligations                                      142,924          102,925            81,614
Repayment of long-term obligations                                      (138,532)        (100,050)          (74,581)
Dividends paid                                                            (1,211)          (2,497)           (2,121)
Purchase of common stock                                                    (258)
Proceeds from exercise of stock options                                                        42                66
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                        2,923           (2,580)            6,883
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                              ---             (618)              385
Cash at beginning of year                                                                     618               233
-------------------------------------------------------------------------------------------------------------------
Cash at end of year                                               $          ---    $         ---    $          618
===================================================================================================================
Net cash paid (received) during the year for:
     Interest                                                     $        1,826    $       2,223    $        1,085
     Income taxes                                                          2,314             (644)            2,682
===================================================================================================================

Supplemental disclosure of non-cash investing and financing activities: In 1994, net assets of Momentum Corporation of $23,855,000 were merged into the Company in exchange for 2,385,466 shares of common stock.

See accompanying notes to consolidated financial statements

                                          PRIMESOURCE CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Shareholders' Equity


                                                        Common                            Unamortized
                                                         Stock   Additional                Restricted
                                                     ($.01 Par      Paid-in     Retained        Stock
(Thousands of dollars)                                  Value)      Capital     Earnings       Awards         Total
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                           $        41  $     1,255  $    19,477  $      (119)  $    20,654
Net income                                                                         3,531                      3,531
Cash dividends paid to
   shareholders ($.45 per share)                                                  (2,121)                    (2,121)
Shares issued under
   noncompete agreement                                                 100                                     100
Shares issued in merger
   with Momentum Corporation                                24       23,927                      (104)       23,847
Restricted stock awards and
   related amortization                                                  (4)                       81            77
Stock options exercised and
   related tax benefit                                                   81                                      81
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                  65       25,359       20,887         (142)       46,169
Net income                                                                         1,646                      1,646
Cash dividends paid to
   shareholders ($.3825 per share)                                                (2,497)                    (2,497)
Shares issued under
   noncompete agreement                                                 142                                     142
Restricted stock awards and
   related amortization                                                                            70            70
Stock options exercised and
   related tax benefit                                                   42                                      42
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                  65       25,543       20,036          (72)       45,572
Net income                                                                         3,914                      3,914
Cash dividends paid to
   shareholders ($.18 per share)                                                  (1,211)                    (1,211)
Shares issued under
   acquisition agreement                                                137                                     137
Amortization of restricted
   stock awards                                                                                    29            29
Purchase of common stock                                               (147)        (111)                      (258)
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                         $        65  $    25,533  $    22,628  $       (43)  $    48,183
===================================================================================================================

See accompanying notes to consolidated financial statements

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



 1.      Organization

         PrimeSource Corporation (the "Company") through its P/J North, P/J South, Jetcom, Momentum, TK Gray and CM Graphics divisions, and its subsidiary Dixie Type & Supply Company, Inc. ("Dixie Type"), is a national distributor and systems integrator serving the printing, publishing, and graphics arts industries. In 1997, the Company will begin operating its divisions under the PrimeSource name.

         On September 1, 1994, Momentum Corporation was merged into the Company in a tax-free stock exchange. Effective with this combination of companies, the Company's name was changed from Phillips & Jacobs, Incorporated to PrimeSource Corporation.

         On August 1, 1993, Tasty Baking Company ("TBC") distributed to the TBC shareholders 100% of the outstanding shares of the Company's common stock. As a result of the execution of this plan of distribution, the Company became an independent publicly-owned company whose shares are traded on the Nasdaq Stock Market's National Market.


2.       Summary of Significant Accounting Policies

         Basis of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         Inventory Valuation
         Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) and first-in, first-out
         (FIFO) methods.

         Property and Equipment
         Property and equipment are carried at cost. Costs of major additions, replacements and betterments are capitalized and maintenance and repairs which do not extend the life of the respective assets are expensed as incurred. When property is retired or otherwise disposed, the cost of the property and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in current operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range from three to ten years for machinery and equipment and ten to thirty years for buildings and improvements.

         Capital leases are included under property and equipment with the corresponding amortization included in depreciation. The related financial obligations under the capital leases are included in long-term obligations. Capital leases are amortized over the useful lives of the respective assets.

         Excess of Cost Over Net Assets of Businesses Acquired
         The excess of the total acquisition cost over the fair value of net tangible assets acquired is being amortized by the straight-line method over periods ranging from fifteen to forty years. At each balance sheet date, the Company evaluates the recoverability of its goodwill using certain financial indicators, including historical and future ability to generate income from operations.

         Fair Value of Financial Instruments
         The carrying value of the Company's short-term financial instruments such as receivables and payables approximate their fair values, based on the short-term maturities of these instruments. The carrying value of long-term investments, consisting primarily of long-term notes receivable, and long-term debt obligations, consisting primarily of revolving credit debt with interest rates based on current short-term market rates, approximate the market value based on the estimated discounted value of future cash flows.

         Concentrations of Credit Risk
         Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its geographic dispersion. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

         Incentive Stock Awards
         The Company applies the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) to account for options granted to employees and directors to purchase common shares. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. No compensation expense is recognized on the grant date since, at that date, the option price equals the market price of the underlying common shares.

         Income Per Common Share
         Income per common share is based on the weighted average number of common shares and equivalent common shares outstanding during the year.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS 128 will have on its financial statements.

         Estimates and Assumptions
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       Business Combinations

         Momentum Corporation
         On September 1, 1994, Momentum Corporation merged into the Company. Each common share of Momentum stock was converted into .71 share of the Company's common stock, with any fractional share paid in cash. The equivalent Company common stock issued in exchange for the Momentum common stock was 2,385,466 shares at a fair value as of the transaction date of $10 per share, or $23,855,000. In addition, the Company incurred merger costs of approximately $660,000. The excess of the acquisition cost over the net tangible assets acquired of approximately $3,335,000 is being amortized on a straight-line basis over 15 years.

         Effective March 1, 1994, Momentum Corporation purchased substantially all of the assets and assumed certain of the liabilities of TK Gray, Inc. for approximately $15.4 million. Assuming both the acquisition of TK Gray, Inc. by Momentum Corporation and the merger of Momentum Corporation into the Company had occurred at the beginning of the year, unaudited pro-forma sales and net income for the year ended December 31, 1994 would have been approximately $348.3 million and $1,737,000 ($.26 per share), respectively.

         VGC
         The Company acquired VGC Corporation's branch operations in St. Louis, Missouri on August 26, 1996 and Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska on November 1, 1996. The acquisition cost was approximately $11,977,000 for which the Company acquired buildings and land in Minneapolis and Des Moines, and inventory and other operating assets in all of the locations. None of the acquisition costs were applied to intangible assets. Except for the Omaha operation, these operations were combined with existing Company businesses in these locations.

         KPM
         On May 28, 1996, the Company acquired the operating assets of KPM for approximately $2,417,000. The excess of the acquisition cost over the net tangible assets acquired of approximately $221,000 is being amortized on a straight-line basis over 15 years.

         Other Acquisitions
         In 1995, the Company acquired substantially all of the operating assets of Turner Products, Inc. ("Turner") and Litho Supply and Service Company's supply distribution business ("Litho Supply") for approximately $1,010,000. The excess of the acquisition cost over the net tangible assets acquired of approximately $89,000 is being amortized on a straight-line basis over 15 years.

         In 1994, the Company acquired the operating assets of Lanman Systems for approximately $310,000. The excess of the acquisition cost over the net tangible assets acquired of approximately $200,000 is being amortized on a straight-line basis over 15 years.

         All of the business combinations have been accounted for as purchases and, accordingly, are included in operations from their respective acquisition dates.

         The pro forma results of the VGC, KPM, Turner, Litho Supply, and Lanman Systems Group acquisitions would not have had a significant impact on the Company's consolidated results of operations.


4.       Disposition

         On July 1, 1996, the Company sold substantially all of the assets of its Rochester, New York subsidiary, Onandaga Litho Supply, Co., Inc., for approximately $2.2 million which approximated the financial basis of the assets at the time of the sale. This transaction did not have a significant impact on the Company's operating results.

5.       Inventories

         Inventories, which are primarily finished goods, at December 31 consisted of:

         (Thousands of dollars)                        1996                1995
         ----------------------------------------------------------------------

          Last-in, first-out (LIFO)         $        25,838    $         21,838
          First-in, first-out (FIFO)                 22,903              19,743
         ----------------------------------------------------------------------
          Total inventories                 $        48,741    $         41,581
         ======================================================================

         The current replacement costs of inventories exceeds LIFO values by approximately $5,591,000 and $5,208,000 at December 31, 1996 and 1995,
         respectively.


6.       Property and Equipment

         Property and equipment, net, at December 31 consisted of:

         (Thousands of dollars)                        1996                1995
         -----------------------------------------------------------------------

           Land                             $         1,549    $          1,191
           Buildings and improvements                 9,017               6,225
           Leased property                            1,418                 886
           Machinery, equipment and other            10,883              10,140
         -----------------------------------------------------------------------
                                                     22,867              18,442
           Less accumulated depreciation
             and amortization                        (9,148)             (8,084)
         -----------------------------------------------------------------------

         Property and equipment, net        $        13,719    $         10,358
         =======================================================================

7.       Long-term Obligations

         The long-term obligations of the Company at December 31 consisted of:

         (Thousands of dollars)                                                            1996                1995
         ----------------------------------------------------------------------------------------------------------

         Revolving credit agreements                                            $        32,450    $         27,200
         Term loan (interest rate of 6.03%), principal payment of
           $167 plus interest due quarterly through December, 1999                        2,000               2,571
         Term loan (interest rate of 6.03%), principal payment of
           $134 plus interest due quarterly through December, 1999                        1,604               2,033
         Capitalized lease obligation (imputed interest rate of 8.38%)
           payable in monthly installments through  August, 2002                          1,352               1,538
         Capitalized lease obligation (imputed interest rate of 8.97%)
           payable in monthly installments through  August, 1999                            348
         Other miscellaneous notes                                                           46                  66
         ----------------------------------------------------------------------------------------------------------
                                                                                         37,800              33,408
         Less current portion                                                            (1,550)             (1,206)
         -----------------------------------------------------------------------------------------------------------
         Net long-term obligations                                              $        36,250    $         32,202
         ==========================================================================================================

         Maturities of long-term obligations for each of the five years beginning January 1, 1997 and thereafter are as follows:

                                                                                    Capitalized               Other
                                                                                          Lease           Long-term
         (Thousands of dollars)                                                     Obligations         Obligations
         ----------------------------------------------------------------------------------------------------------
         1997                                                                   $           460    $          1,223
         1998                                                                               460               1,225
         1999                                                                               409               1,202
         2000                                                                               308              32,450
         2001                                                                               308
         Thereafter                                                                         155
         ----------------------------------------------------------------------------------------------------------
                                                                                          2,100              36,100
         Less imputed interest on capitalized lease                                        (400)
         ----------------------------------------------------------------------------------------------------------
                                                                                $         1,700    $         36,100
         ==========================================================================================================

         In November 1996, the Company entered into an uncollateralized $50 million revolving credit agreement which expires in January, 2000. Under the terms of the agreement, which includes three banks, the Company can borrow at the prime rate or the London Interbank Offered Rate (LIBOR) plus between .75% to 1.05% depending on certain specified performance levels. The loan agreement provides, among other terms, various requirements for tangible net worth and leverage and fixed charge coverage ratios. This agreement replaced three revolving agreements with a total commitment of $27.5 million.

         Under  terms  of  certain   insurance   policies  and  claims  handling
         agreements, the Company is required to maintain certain standby letters of credit. At December 31, 1996 these totaled approximately $300,000.

8.       Provision for Income Taxes

         The income tax provision for the years ended December 31 consisted of:

         (Thousands of dollars)                                        1996                1995                1994
         ----------------------------------------------------------------------------------------------------------
         Current:
         Federal                                                $     2,571         $     1,015         $     1,701
         State                                                          586                 143                 305
         ----------------------------------------------------------------------------------------------------------
                                                                      3,157               1,158               2,006
         Deferred:
         Federal                                                       (264)                 58                 154
         State                                                         (105)                 16                  50
         ----------------------------------------------------------------------------------------------------------
                                                                       (369)                 74                 204
         ----------------------------------------------------------------------------------------------------------
         Provision for income taxes                             $     2,788         $     1,232         $     2,210
         ==========================================================================================================

         Reconciliation of the provision for income taxes computed at the federal statutory rate of 34% to the actual provision for income taxes for the years ended December 31 consisted of:

         (Thousands of dollars)                                        1996                1995                1994
         ----------------------------------------------------------------------------------------------------------

         Statutory tax provision                                $     2,279         $       979         $     1,952
         State income taxes, net of federal income tax  benefit         334                  95                 201
         Expenses for which there are no tax benefits                   154                 178                  75
         Other, net                                                      21                 (20)                (18)
         ----------------------------------------------------------------------------------------------------------
         Provision for income taxes                             $     2,788         $     1,232         $     2,210
         ==========================================================================================================

         Deferred income taxes represent the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Significant components of the Company's deferred tax assets (liabilities) at December 31, consisted of:

         (Thousands of dollars)                                                            1996                1995
         ----------------------------------------------------------------------------------------------------------

         Pension and employee benefit costs                                         $       979         $     1,214
         Postretirement benefits other than pensions                                        853                 893
         Vacation accrual                                                                   408                 315
         Provision for doubtful accounts                                                    634                 558
         Depreciation                                                                      (424)               (784)
         Other, net                                                                       1,295                 827
         ----------------------------------------------------------------------------------------------------------
         Total deferred tax assets                                                  $     3,745         $     3,023
         ==========================================================================================================

9.       Defined Benefit Pension Plans

         Employees of the Company are covered under two defined benefit pension plans. The Momentum Retirement Plan (the "Momentum Plan") covers the employees of the Momentum and TK Gray divisions. The PrimeSource Pension Plan (the "PrimeSource Plan") covers substantially all other employees of the Company. Effective January 1, 1997, the Momentum Plan was combined into the PrimeSource Plan.

         Employees of the P/J North and P/J South divisions were included in the Tasty Baking Retirement Plan (the "TBC Plan") through December 31,
         1994. The pension expense and contributions to the TBC Plan were allocated between TBC and the Company based on the actuarial attributes of each company's respective participants.

         Benefits under the plans are generally based on the employees' years of service and compensation during the years preceding retirement. Contributions to the plans are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA).

         The plans' net pension expense for the years ended December 31 included the following components:

         (Thousands of dollars)                                        1996                1995                1994
         ----------------------------------------------------------------------------------------------------------
         Service cost of benefits earned during the year      $       1,000       $         732      $          120
         Interest cost on projected benefit obligation                1,718               1,572                 366
         Actual (return) loss on plan assets                         (3,082)             (5,118)                262
         Net amortization and deferral                                  821               3,297                (734)
         Allocated expense from TBC Plan                                                                        254
         ----------------------------------------------------------------------------------------------------------
         Net pension expense                                  $         457       $         483      $          268
         ==========================================================================================================

         The plans' funded status and the amounts recognized in the Company's consolidated balance sheet at December 31 were:

                                                                      PrimeSource Plan                Momentum Plan
         (Thousands of dollars)                                      1996         1995           1996          1995
         ----------------------------------------------------------------------------------------------------------
         Actuarial present value of plan benefit obligations
         Vested                                               $     5,931  $     5,488    $    15,424   $    15,526
         Non-vested                                                    74           91            361           325
         ----------------------------------------------------------------------------------------------------------
         Accumulated benefit obligation                             6,005        5,579         15,785        15,851
         Effect of future salary increases                          1,565        1,501            753           852
         ----------------------------------------------------------------------------------------------------------
         Projected benefit obligation                               7,570        7,080         16,538        16,703
         Plan assets at fair value                                  6,295        5,140         19,591        17,893
         ----------------------------------------------------------------------------------------------------------
         Plan assets in excess of (less than)
           projected benefit obligation                            (1,275)      (1,940)         3,053         1,190
         Unrecognized prior service cost                             (205)        (345)
         Unrecognized net loss (gain)                                (356)         650         (2,903)       (1,378)
         -----------------------------------------------------------------------------------------------------------
         Net pension asset (liability)                         $   (1,836) $    (1,635)   $       150   $      (188)
         ===========================================================================================================

         For both plans, the actuarial present value of benefits and projected benefit obligations were determined using a discount rate of 7.75%, 7.25% and 8.5% for the years ending December 31, 1996, 1995 and 1994, respectively. The expected long-term rate of return on assets was 10% and the rate of compensation increase used to measure the projected benefit obligation was 4% for both plans.

         The plans' assets are invested in undivided interests in several funds structured to duplicate the performance of various stock and bond indexes.

10.      Defined Contribution Pension Plans

         The Company sponsors a number of defined contribution pension plans in the form of IRC 401(k) plans. Participation in one of these plans is available to substantially all employees. Company contributions to these plans are based on a percentage of the employee contributions not to exceed certain maximum levels. The cost of these plans was $220,000, $222,000 and $170,000 for the years 1996, 1995, and 1994, respectively.


11.      Postretirement Benefits Other Than Pensions

         The Company has two retiree health benefit plans, the Phillips & Jacobs Retiree Health Plan (the "P/J Retiree Plan") which covers retirees primarily from the P/J North and P/J South divisions and the Momentum Retiree Medical Plan (the "Momentum Retiree Plan") which covers retirees from the Momentum division. Both plans provide health care benefits through a health care administrator and contracts with health service providers. In addition, the P/J Retiree Plan provides life insurance benefits through an insurance company. The Company's policy is to fund the plans as benefits are paid.

         The plans are contributory with ceilings on the Company's contribution. In addition, under the Momentum Retiree Plan, employees who were under the age of 55 on December 31, 1992 receive no contribution from the Company under the plan.

          Net postretirement benefit expense (benefit) for the years ended December 31 included the following components:

         (Thousands of dollars)                                        1996                1995                1994
         ----------------------------------------------------------------------------------------------------------
         Service cost of benefits earned during the year      $          17       $          19      $           19
         Interest cost on projected benefit obligation                   86                 106                  74
         Amortization of net gain                                      (107)               (100)               (106)
         -----------------------------------------------------------------------------------------------------------
         Net expense (benefit)                                $          (4)      $          25      $          (13)
         ===========================================================================================================


         The plans' funded status and the amounts recognized in the Company's consolidated balance sheet at December 31 were:

         (Thousands of dollars)                                                            1996                1995
         ----------------------------------------------------------------------------------------------------------
         Actuarial present value of benefit obligations
         Fully eligible plan participants                                            $     (146)          $    (187)
         Other active plan participants                                                     (76)               (114)
         Retirees and vested terminated employees                                          (830)             (1,136)
         -----------------------------------------------------------------------------------------------------------
         Accumulated postretirement benefit obligation                                   (1,052)             (1,437)
         Unrecognized net gain                                                           (1,103)               (819)
         -----------------------------------------------------------------------------------------------------------
         Postretirement benefit liability                                            $   (2,155)          $  (2,256)
         ===========================================================================================================

         The accumulated postretirement benefit obligation was determined using a discount rate of 7.75%, 7.25% and 8.5% for the years ending December 31, 1996, 1995 and 1994, respectively. The health care cost trend rates used were 8.12% (7.45% for health maintenance organizations(HMO's)), 8.56% (7.73% for HMO's), and 9% (8% for HMO's) for the years 1996, 1995, and 1994, respectively, gradually declining to 5% in 2003 (2005 for HMO's) and remaining at that level thereafter. Due to the ceilings on Company contributions, the effect of increases in health care cost trend rates do not have a material effect on the liability or expense.

12.      Incentive Stock Awards
         Stock Options
         The Company's stock incentive plans provide for the awarding of stock options to directors, officers and other key employees. All granted options lapse at the earlier of the expiration of the option term (not more than ten years from the grant date) or within three months following the date on which employment with the Company or its subsidiaries terminates.

         Changes in options outstanding for the three years ended December 31, 1996 are:

                                                                               Option Prices
                                                              ------------------------------
                                                Options        Average                 Range
         -----------------------------------------------------------------------------------
         Outstanding at December 31, 1993       219,748      $   11.50    $            11.50
         -----------------------------------------------------------------------------------
         Granted                                170,471           8.56          5.92 - 13.03
         Exercised                               (9,922)          6.68          6.34 -  6.91
         -----------------------------------------------------------------------------------
         Outstanding at December 31, 1994       380,297          10.35          5.92 - 13.03
         -----------------------------------------------------------------------------------
         Granted                                 65,350           6.11                  6.11
         Exercised                               (3,195)          6.34                  6.34
         Canceled                               (19,009)         10.07          6.34 - 12.32
         -----------------------------------------------------------------------------------
         Outstanding at December 31, 1995       423,443           9.74          5.92 - 13.03
         -----------------------------------------------------------------------------------
         Granted                                344,756           6.30          6.11 -  6.97
         Canceled                              (303,350)         11.04          5.92 - 13.03
         -----------------------------------------------------------------------------------
         Outstanding at December 31, 1996       464,849      $    6.34    $     6.11 -  8.06
         ===================================================================================

         At December 31, 1996, there were 140,751 options exercisable and 147,500 options available for grant. The weighted-average remaining contractual life of outstanding options at December 31, 1996 and 1995 was 8.3 and 7 years, respectively.

         The Company has not recognized compensation expense in connection with stock option grants. Had compensation expense been determined based on the fair value on the grant date of options granted after December 31, 1994, the Company's net income and earnings per share on a pro forma basis would have been reduced for the years ended December 31 as follows:

         (Thousands of dollars, except per share data)              1996                1995
         -----------------------------------------------------------------------------------

         Net Income:
         As reported                                         $     3,914         $     1,646
         Pro forma                                                 3,813               1,631
         ===================================================================================

         Earnings Per Share:
         As reported                                         $       .60         $       .25
         Pro forma                                                   .58                 .25
         ===================================================================================

         The weighted-average fair value per share for options granted in 1996 and 1995 was $2.51 and $1.92, respectively. The fair value was estimated using the Black-Scholes option-pricing model. For options granted in 1996, a dividend yield rate of 2.6%, expected stock volatility of 37%, expected option life of seven years and risk-free interest rate of 6.75% were used in estimating the value. For options granted in 1995, a dividend yield rate of 2.9%, expected stock volatility of 34%, expected option life of seven years and risk-free interest rate of 5.5% were used.

         Restricted Stock Awards
         The Company's stock incentive plans provide for the awarding of restricted stock to officers and key employees. The fair market value of the stock at the date of grant establishes the compensation amount which is amortized to operations over the restriction period. At December 31, 1996, there was an unamortized expense for shares awarded of $43,000 and an additional 61,880 shares available for future awards.

13.      Leases

         The Company leases certain distribution and office facilities, machinery and equipment, and automotive equipment under various noncancelable lease agreements. The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

          Minimum annual rentals payable under noncancelable operating leases with a remaining term of more than one year from December 31, 1996 are as follows:

         Years Ending December 31,
         (Thousands of dollars)
         -----------------------------------------------------------------------
           1997                                                   $       2,031
           1998                                                           1,565
           1999                                                           1,044
           2000                                                             602
           2001                                                             174
           Thereafter                                                       264
         -----------------------------------------------------------------------
          Total minimum lease payments                            $       5,680
         =======================================================================

         Rent expense, net of noncancelable sublease income of $5,000, $98,000, and $61,000 in 1996, 1995, and 1994, respectively, was $2,182,000,
         $2,382,000 and $1,388,000 for 1996, 1995, and 1994, respectively.

         The Company leases a distribution facility from two employees. Rent expense incurred in connection with this lease was approximately $63,000 in 1996, and $60,000 in 1995 and 1994.


14.      Restructure Expense

         The Company recognized a restructuring expense of $1,315,000 in 1995 relating to the consolidation of five distribution centers, the realignment of two others, and the centralization of certain financial and information services. The expense consisted of $875,000 for employee severance compensation and $440,000 for costs associated with the closure of facilities. Except for continuing lease commitments for closed facilities, substantially all of the costs were paid in 1995.


15.      Commitments and Contingencies

         The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. The Company does not believe that the ultimate resolution of such matters will have a material effect on the Company's consolidated financial position or results of operations.

         The Company, along with many other potentially responsible parties, is a defendant in a declaratory action to determine an allocation of costs for the investigation and remediation of a Superfund cleanup site. The Company is also, in general, subject to possible loss contingencies pursuant to federal or state environmental laws and regulations.
         Although these contingencies could result in future expenses or judgments, such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations.

16.      Quarterly Financial Information (unaudited)

         Summarized unaudited quarterly financial data for the years ended December 31, 1996 and 1995 are:

         (Thousands of dollars
          except per share data)                     First       Second        Third      Fourth(1)     Total
          ----------------------------------------------------------------------------------------------------
         Year Ended December 31, 1996
         Net sales                              $   86,959   $   87,898   $   89,344   $  102,456   $  366,657
         Gross profit                               15,182       15,576       16,062       18,409       65,229
         Net income                                    829          916          924        1,245        3,914
         Net income per share                   $      .13   $      .14   $      .14   $      .19   $      .60

         Year Ended December 31, 1995
         Net sales                              $   89,577   $   89,158   $   88,156   $   90,186   $  357,077
         Gross profit                               15,870       16,059       15,248       16,110       63,287
         Net income (loss)                             626         (285)(2)      451          854        1,646
         Net income (loss) per share (3)        $      .10   $     (.04)  $      .07   $      .13   $      .25



         (1) The operations of the VGC acquisition are included from the November 1, 1996 acquisition date.

         (2) Includes a one-time restructuring expense of $1,315,000 ($794,000 after tax) relating to the consolidation of five distribution centers, the realignment of two others, and the centralization of certain financial and information services.

         (3) Due to changes in the number of outstanding shares during the year and rounding, the sum of the quarterly incomes per share for each year will not equal the net income per share for the year.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of PrimeSource Corporation

We have audited the accompanying consolidated balance sheets of PrimeSource Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. These financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeSource Corporation and its subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Philadelphia, Pennsylvania
February 19, 1997

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1997, except information regarding executive officers which appears under Part I.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1997.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

      The following financial statements have been included as part of this report:

                                                                    Form 10-K
                                                                         Page
           Consolidated Statements of Income                               12
           Consolidated Balance Sheets                                     13
           Consolidated Statements of Cash Flows                           14
           Consolidated Statements of Shareholders' Equity                 15
           Notes to Consolidated Financial Statements                      16
           Report of Independent Accountants                               27

(a)(2)  Financial Statement Schedule
      (a)  The following  financial  statement  schedule is submitted  herewith:
           -Schedule II Valuation of Qualifying Accounts and Reserves All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  Exhibits
      The required exhibits are included at the back of this Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

(b)   Reports on Form 8-K
      On November 13, 1996, the Registrant filed a Form 8-K to report the Registrant's acquisition of VGC Corporation's branch operations in Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska on November 1, 1996.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES



                           SCHEDULE II -- VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

Column A                                 Column B               Column C              Column D        Column E
Classification                         Balance at                     Charged to                       Balance
                                        Beginning     Charged to           Other     Deductions         at End
(thousands of dollars)                  of Period       Expenses        Accounts     Write-offs      of Period
--------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1996
   Allowance for doubtful accounts      $   1,372      $     865                      $    (450)     $   1,787
   Amortization of goodwill                   825            316       $     (39)(1)                     1,102
   Inventory reserves                       1,752            364           1,754 (2)       (698)         3,172
--------------------------------------------------------------------------------------------------------------
                                            3,949          1,545           1,715         (1,148)         6,061
--------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1995
   Allowance for doubtful accounts      $   1,457      $   1,090                      $  (1,175)     $   1,372
   Amortization of goodwill                   519            306                                           825
   Inventory reserves                       1,563            561             624 (3)       (996)         1,752
--------------------------------------------------------------------------------------------------------------
                                            3,539          1,957             624         (2,171)         3,949
--------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1994
   Allowance for doubtful accounts      $     937      $     626       $     603 (3)  $    (709)     $   1,457
   Amortization of goodwill                   379            140                                           519
   Inventory reserves                         232            316           1,362 (3)       (347)         1,563
--------------------------------------------------------------------------------------------------------------
                                            1,548          1,082           1,965         (1,056)         3,539
--------------------------------------------------------------------------------------------------------------

(1) Reserve disposed of with the sale of the assets of Onondaga Litho Supply, Inc.

(2) Related to the acquisition of VGC Corporation's branch operations in St. Louis, Missouri; Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska.

(3) Related to the merger with Momentum Corporation and acquisition of Lanman Systems Group.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated March 28, 1997
                               /s/ James F. Mullan
                                   James F. Mullan
                                   President and
                                   Chief Executive Officer
                                   (principal executive officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on the behalf of the registrant and in the capacity and on the date indicated.



Dated March 28, 1997
                               /s/ William A. DeMarco
                                   William A. DeMarco
                                   Vice President,
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Capacity                           Date
-----------------------------------------------------------------------------------------

/s/ Richard E. Engebrecht               Chairman of the Board and          March 4, 1997
--------------------------------------
     Richard E. Engebrecht              Director of PrimeSource
                                        Corporation


/s/ James F. Mullan                     President, Chief Executive         March 4, 1997
--------------------------------------
     James F. Mullan                    Officer and Director of
                                        PrimeSource Corporation


/s/ John H. Goddard, Jr.                Executive Vice President and       March 4, 1997
--------------------------------------
     John H. Goddard, Jr.               Director of PrimeSource
                                        Corporation


/s/ Fred C. Aldridge, Jr.               Director of PrimeSource            March 4, 1997
--------------------------------------
     Fred C. Aldridge, Jr.              Corporation


/s/ Philip J. Baur, Jr.                 Director of PrimeSource            March 4, 1997
--------------------------------------
     Philip J. Baur, Jr.                Corporation


/s/ Gary MacLeod                        Director of PrimeSource            March 4, 1997
--------------------------------------
     Gary MacLeod                       Corporation


/s/ Edward N. Patrone                   Director of PrimeSource            March 4, 1997
--------------------------------------
     Edward N. Patrone                  Corporation


/s/ John M. Pettine                     Director of PrimeSource            March 4, 1997
--------------------------------------
     John M. Pettine                    Corporation


/s/ Andrew V.  Smith                    Director of PrimeSource            March 4, 1997
--------------------------------------
     Andrew V. Smith                    Corporation


                                  EXHIBIT INDEX


Exhibit Number and Description

The following Exhibit Numbers refer to Regulation S-K, Item 601. All other exhibits are omitted because they are inapplicable. (Exhibits identified in parentheses are on file with the Securities and Exchange Commission and are incorporated herein by reference as exhibits hereto.)

(2.1) Agreement and Plan of Reorganization dated as of May 27, 1994 by and between MOMENTUM CORPORATION and PHILLIPS & JACOBS, INCORPORATED (filed as Annex A to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

(2.2) Form of Plan of Merger (filed as Annex B to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

(2.3) Asset Purchase Agreement By And Among VGC Corp., VGC Holding USA, Inc., NV Koninklijke KNP BT and PrimeSource dated November 1, 1996, for the purchase of the operating assets (excluding accounts receivable) of VGC Corporation's branch operations in Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska. (filed as exhibit 2 to Form 8-K dated November 13, 1996, File No. 0-21750)

(2.4)      Asset  Purchase  Agreement By And Among Momentum  Corporation  And TK
           Gray, Inc. And Its Shareholders dated April 15, 1994, for the purchase of substantially all of the assets and certain of the liabilities of TK Gray, Inc. (filed as exhibit 2(i) to Form 8-K dated May 2, 1994, File No. 0-18112)

(3.1)      Amended and  Restated  Articles of  Incorporation  of the  Registrant
           (filed as Annex C to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

(3.2) Amended and Restated By-laws of the Registrant (filed as Annex D to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

 3.3 Amendment to Amended and Restated By-laws of the Registrant which will be effective May 7, 1997.

(4.1) Form of Common Stock Certificate (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750 and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)

(4.2) Form of Common Stock Certificate, effective September 1, 1994 (filed as Exhibit 4.2 to Form 10-K, File No. 0-21750, dated March 30, 1995)

(10.1) Form of Phillips & Jacobs, Inc. 1993 Long Term Incentive Plan (filed as Exhibit 10.1 to Form 10-K, File No. 0-21750, dated March 30, 1995)

(10.2) Form of Phillips & Jacobs, Incorporated Indemnification Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)*

(10.3) Form of Supplemental Executive Retirement Plan Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)*

(10.4) Employment Agreement between Registrant and D.M. Zewiske dated July 1, 1988 (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13,
           1993)*

10.5 Employment Agreement between the Registrant and W.A. DeMarco dated December 31, 1996*

10.6 Employment Agreement between the Registrant and J.F. Mullan dated December 31, 1996*

(10.7) Form of Tax Matters Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)

(10.8) Amendment No. 1 to Agreement among Employers Participating in Certain Qualified Plans (filed as Exhibit 10.14 to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)*

(10.9) 1993 Replacement Option Plan (P&J Spin-off) for Directors (filed as Annex I to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)*

(10.10) Phillips & Jacobs, Incorporated 401(k) Savings Plan and Trust Agreement (filed as Exhibit 10.14 to Form 10-K, File No. 0-21750, dated March 28, 1994)*

(10.11)    1989  Long-Term   Incentive  Stock  Plan  (filed  with   Registration
           Statement on Form S-8 on December 8, 1994, File No. 33-87360)*

(10.12) Restated Momentum Distribution Inc. Supplemental Benefits Plan, effective April 22, 1991 (filed as Exhibit 10.13 to Form 10-K, File No. 0-18112 dated March 30 1993)*

(10.13) Momentum Retirement Plan (filed as Exhibit 10.18 to Form 10-K, File No. 0-21750, dated March 30, 1995)*

(10.14) Amended and Restated Revolving Credit and Loan Agreement executed February 17, 1995 effective as of December 31, 1994 among PrimeSource Corporation, Dixie Type & Supply Company, Inc., and Onondaga Litho Supply Co., Inc. as Borrowers and First Fidelity Bank, N.A. as Bank (filed as Exhibit 10.19 to Form 10-K, File No. 0-21750, dated March 30, 1995)

(10.15) Form of Indemnification Agreement for Directors and certain officers effective September 1, 1994 and executed in January, 1996 (filed as
           Exhibit 10.22 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

(10.16) PrimeSource Corporation Pension Plan (filed as Exhibit 10.23 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

(10.17) Orlando, FL facility lease dated March 31, 1986 and August 14, 1995 Lease Extension between the Registrant and Dennis M. Zewiske as co-lessor (filed as Exhibit 10.25 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

10.18 Credit Agreement dated as of November 1, 1996 by and among PrimeSource Corporation, Dixie Type & Supply Company, Inc., Onondaga Litho Supply Co., Inc. and The Banks Party Hereto and PNC Bank, National Association, As Agent

11.1       Computation of Per Share Income

21.1       Subsidiaries of the Registrant

23.1       Consent of Coopers & Lybrand L.L.P., Independent Accountants

27         Financial data schedule

99.1       Undertakings


        *Management   contracts   and/or   compensatory   plans,   contracts  or
         arrangements in which a director and/or a named executive officer participates.