Form 10-Q
period 1997-03-31
PRIMESOURCE CORP
filed 1997-05-12
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED MARCH 31, 1997

                                                        or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______


Commission File Number     0- 21750

                             PrimeSource Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                      23-1430030
------------                                                      ----------
(State of incorporation)                                    (I.R.S. Employer
                                                          Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken, NJ                      08109
-------------------------------------------------                     ------
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



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                              Outstanding at May, 9 1997
-----                                              --------------------------

Common stock, par value  $.01                                 6,514,779 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                       Page No.
                                                                    --------

Consolidated Condensed Balance Sheets
     March 31, 1997 and December 31, 1996                                3

Consolidated Condensed Statements of Income
     Three Months Ended March 31, 1997 and 1996                          4

Consolidated Condensed Statements of Cash Flows
     Three Months Ended March 31, 1997 and 1996                          5

Notes to Consolidated Condensed Financial Statements                     6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k                                9


SIGNATURES                                                              10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                          March 31, December 31,
                                                              1997         1996
(Thousands of dollars)                                  (Unaudited)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables ........................................   $  59,856    $  60,656
  Inventories ........................................      50,238       48,741
  Other ..............................................       3,048        2,653
--------------------------------------------------------------------------------
Total Current Assets .................................     113,142      112,050

Property and equipment, net ..........................      13,701       13,719
Excess of cost over net assets
   of businesses acquired, net .......................       4,404        4,487
Other assets .........................................       3,693        3,919
--------------------------------------------------------------------------------
Total Assets .........................................   $ 134,940    $ 134,175
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ...........   $   1,542    $   1,550
  Accounts payable ...................................      31,722       33,628
  Other accrued liabilities ..........................       7,862        9,832
--------------------------------------------------------------------------------
Total Current Liabilities ............................      41,126       45,010

Long-term obligations, net of current portion ........      40,078       36,250
Accrued pension liabilities and other liabilities ....       4,725        4,732
--------------------------------------------------------------------------------
Total Liabilities ....................................      85,929       85,992
--------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value .......................          65           65
  Additional paid in capital .........................      25,533       25,533
  Retained earnings ..................................      23,439       22,628
  Unamortized restricted stock awards ................         (26)         (43)
--------------------------------------------------------------------------------
Total Shareholders' Equity ...........................      49,011       48,183
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ...........   $ 134,940    $ 134,175
================================================================================

See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                                  Three Months
(Thousands of dollars,                                          Ended March 31,
except per share amounts)                                1997              1996
--------------------------------------------------------------------------------
Net sales ......................................    $   103,388     $    86,959
Cost of sales ..................................         85,085          71,777
--------------------------------------------------------------------------------
Gross profit ...................................         18,303          15,182
Selling, general and administrative expenses ...         15,771          13,353
--------------------------------------------------------------------------------
Income from operations .........................          2,532           1,829
Interest expense ...............................           (750)           (520)
Other income (expense), net ....................             85              96
--------------------------------------------------------------------------------
Income before provision
 for income taxes ..............................          1,867           1,405
Provision for income taxes .....................            762             576
--------------------------------------------------------------------------------

Net income .....................................    $     1,105     $       829
================================================================================
Average number of shares outstanding ...........      6,610,130       6,552,279
Per share of common stock:
Net income .....................................    $       .17     $       .13
Cash dividends .................................    $      .045     $      .045
================================================================================


See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                   Three Months Ended March 31,
(Thousands of dollars)                                 1997                1996
--------------------------------------------------------------------------------
Operating Activities:
Net income .............................................   $  1,105    $    829
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .......................................        518         493
    Amortization .......................................        114         142
Changes in assets and liabilities affecting operations .     (4,975)      3,009
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ....     (3,238)      4,473
--------------------------------------------------------------------------------
Investing Activities:
Additions to property and equipment ....................       (500)       (123)
Net increase (decrease) in other assets ................        212        (236)
--------------------------------------------------------------------------------
Net cash used in investing activities ..................       (288)       (359)
--------------------------------------------------------------------------------

Financing Activities:
Proceeds from long-term obligations ....................     22,700      23,150
Repayment of long-term obligations .....................    (18,880)    (26,970)
Dividends paid .........................................       (294)       (294)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ....      3,526      (4,114)
--------------------------------------------------------------------------------
Net change in cash .....................................       --          --
Cash, beginning of year ................................       --          --
--------------------------------------------------------------------------------
Cash, end of period ....................................   $   --      $   --
================================================================================

Supplemental  disclosures of cash flow information
Cash paid during the period for:
     Interest ..........................................   $    689    $    526
     Income taxes ......................................        460         135
================================================================================

See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Adjustments

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K for further information.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share

Income per common share is based on the weighted average number of common shares and equvalent common shares outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS 128 will have on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Net income for the quarter ended March 31, 1997 was $1,105,000 ($.17 per share) on sales of $103,388,000 compared to $829,000 ($.13 per share) on sales of $86,959,000 for the same period last year.

Sales for the quarter increased 18.9% compared to the same quarter last year. This increase is primarily the result of the acquisition of five VGC Corporation locations, one in August 1996 and four in November 1996. Excluding the effect of this acquisition, sales increased modestly during the quarter.

Gross profit and selling, general and administrative expenses as a percent of sales showed modest improvements over the same periods last year. Gross profit as a percent of sales increased from 17.5% to 17.7%. Selling, general and administrative expenses decreased from 15.4% to 15.3%.

Interest expense was $750,000 for the quarter ended March 31, 1997 compared to $520,000 for the same period last year. This increase is due to increased debt from the VGC acquisition.

The effective tax rates for the quarter ended March 31, 1997 was 40.8% compared to 41% the same period last year. The lower rate in 1997 is primarily due to non-deductible expenses being a lesser percent to income.


Financial Condition and Liquidity

Net cash used in operating activities for the three months ended March 31, 1997 was $3,238,000 compared to cash provided of $4,473,000 for the same period last year. For the quarter ended March 31, 1997, increases in working capital levels decreased the cash flow by approximately $5 million, while in the same period last year decreases in working capital increased the cash flow by approximately $3 million. The increase in 1997, in part, reflects the adjustment of working capital levels for the VGC acquisition to ongoing operating levels. Excluding the effect of changes in assets and liabilities, the cash provided was $1,737,000 in 1997 compared to $1,464,000 in 1996.

Net cash used in investing activities was $288,000 for the three months ended March 31, 1997 compared to $359,000 for the same period last year. Capital expenditures for the three months in 1997 were $500,000 compared to $123,000 for the same period last year. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $1,500,000.

Net cash provided from financing activities was $3,526,000 for the three-month period ended March 31, 1997 compared to $4,114,000 used in financing activities for the same period last year. During the quarter ended March 31, 1997, debt increased $3.8 million, which is primarily attributable to the cash required for operating activities as a result of the increase in working capital. For the same period last year, debt decreased $3.8 million, which reflects the effect of cash generated from operating activities. The balance of the cash used for both periods was for dividend payments.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $50 million of which $14 million was unused at March 31, 1997. The Company believes this facility combined with future cash flow from operations will be adequate to meet the ongoing capital requirements of the Company.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         Exhibit 11 -- Earnings per share information.

         Exhibit 27 -- Financial data schedule


b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended March 31, 1997.

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

DATE              May 9, 1997