Form 10-Q
period 1997-06-30
PRIMESOURCE CORP
filed 1997-08-14
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1997 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ----- TO --------

Commission File Number 0-21750

                             PrimeSource Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                         23-1430030
-------------                                                       -----------
(State of incorporation)                                       (I.R.S. Employer
                                                             Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken,  NJ                        08109
---------------------------------------------------                      ------
(Address of principal executive offices)                              (Zip Code)

                                 (609) 488-4888
                                 ---------------
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                            Outstanding at August 13, 1997
------                                           ------------------------------
Common stock, par value $.01                                   6,500,779 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                           Page No.
                                                                        --------

Consolidated Condensed Balance Sheets
     June 30, 1997 and December 31, 1996 ..................................    3

Consolidated Condensed Statements of Income
     Three and Six Months Ended June 30, 1997 and 1996 ....................    4

Consolidated Condensed Statements of Cash Flows
     Six Months Ended June 30, 1997 and 1996 ..............................    5

Notes to Consolidated Condensed Financial Statements ......................    6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................    7


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k .................................    9


SIGNATURES ................................................................   10


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                          June 30,  December 31,
                                                             1997          1996
(Thousands of dollars)                                 (Unaudited)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables ........................................   $  60,337    $  60,656
  Inventories ........................................      52,147       48,741
  Other ..............................................       3,115        2,653
--------------------------------------------------------------------------------
Total Current Assets .................................     115,599      112,050

Property and equipment, net ..........................      13,611       13,719
Excess of cost over net assets
   of businesses acquired, net .......................       4,622        4,487
Other assets .........................................       3,599        3,919
--------------------------------------------------------------------------------
Total Assets .........................................   $ 137,431    $ 134,175
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ...........   $   1,528    $   1,550
  Accounts payable ...................................      35,321       33,628
  Other accrued liabilities ..........................       6,816        9,832
--------------------------------------------------------------------------------
Total Current Liabilities ............................      43,665       45,010

Long-term obligations, net of current portion ........      38,838       36,250
Accrued pension liabilities and other liabilities ....       5,122        4,732
--------------------------------------------------------------------------------
Total Liabilities ....................................      87,625       85,992
--------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value .......................          65           65
  Additional paid in capital .........................      25,479       25,533
  Retained earnings ..................................      24,271       22,628
  Unamortized restricted stock awards ................          (9)         (43)
--------------------------------------------------------------------------------
Total Shareholders' Equity ...........................      49,806       48,183
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ...........   $ 137,431    $ 134,175
================================================================================

See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                             Three Months                    Six Months
(Thousands of dollars,                                      Ended June 30,                Ended June 30,
except per share amounts)                             1997           1996           1997           1996
--------------------------------------------------------------------------------------------------------
Net sales ..................................   $   103,170    $    87,898    $   206,558    $   174,857
Cost of sales ..............................        84,763         72,322        169,848        144,099
--------------------------------------------------------------------------------------------------------
Gross profit ...............................        18,407         15,576         36,710         30,758
Selling, general and administrative expenses        15,627         13,619         31,398         26,972
--------------------------------------------------------------------------------------------------------
Income from operations .....................         2,780          1,957          5,312          3,786
Interest expense ...........................          (806)          (423)        (1,556)          (943)
Other income (expense), net ................            48            (18)           133             78
--------------------------------------------------------------------------------------------------------
Income before provision
 for income taxes ..........................         2,022          1,516          3,889          2,921
Provision for income taxes .................           846            600          1,608          1,176
--------------------------------------------------------------------------------------------------------

Net income .................................   $     1,176    $       916    $     2,281    $     1,745
========================================================================================================
Average number of shares outstanding .......     6,580,835      6,556,183      6,595,483      6,554,231
Per share of common stock:
Net income .................................   $       .18    $       .14    $       .35    $       .27
Cash dividends .............................          .045           .045            .09            .09
========================================================================================================


See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                     Six Months Ended June 30,
(Thousands of dollars)                                       1997        1996
------------------------------------------------------------------------------
Net income ...........................................   $  2,281    $  1,745
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................      1,019         991
    Amortization .....................................        229         302
    Other ............................................                     19
Changes in assets and liabilities affecting operations     (4,482)      7,082
------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ..       (953)     10,139
------------------------------------------------------------------------------

Investing Activities:
Business acquisitions ................................                 (2,417)
Proceeds from sale of property and equipment .........                     64
Additions to property and equipment ..................       (911)       (191)
Net increase (decrease) in other assets ..............         (9)        160
------------------------------------------------------------------------------
Net cash used in investing activities ................       (920)     (2,384)
------------------------------------------------------------------------------

Financing Activities:
Proceeds from long-term obligations ..................     41,750      49,705
Repayment of long-term obligations ...................    (39,184)    (56,821)
Purchase of common stock .............................       (106)        (50)
Dividends paid .......................................       (587)       (589)
------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ..      1,873      (7,755)
------------------------------------------------------------------------------
Net change in cash ...................................       --          --
Cash, beginning of year ..............................       --          --
------------------------------------------------------------------------------
Cash, end of period ..................................   $   --      $   --
==============================================================================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest ........................................   $  1,665    $  1,020
     Income tax ......................................      2,137         259
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

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share

Income per common share is based on the weighted average number of common shares and equivalent common shares outstanding during the period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Net income for the quarter ended June 30, 1997 was $1,176,000 ($.18 per share) on sales of $103,170,000 compared to $916,000 ($.14 per share) on sales of $87,898,000 for the same period last year. For the six-month period ended June 30, 1997, net income was $2,281,000 ($.35 per share) on sales of $206,558,000 compared to net income of $1,745,000 ($.27 per share) on sales of $174,857,000 for the same period last year.

Sales increased 17.4% for the quarter and 18.1% for the six-month period ended June 30, 1997. This increase is primarily the result of the acquisition of five VGC Corporation locations, one in August 1996 and four in November 1996. Excluding the effect of this acquisition, sales increased approximately 2% for the periods. The gross profit as a percent of sales increased modestly for the periods, from 17.7% to 17.8% for the quarter and 17.6% to 17.8% for the six-month period.

Selling, general and administrative expenses as a percent of sales decreased from 15.5% to 15.1% for the quarter and 15.4% to 15.2% for the six-month period. This improvement reflects the benefit of the integration of the VGC operations into the Company and the continuing improvement in operating efficiency.

Interest expense was $806,000 for the quarter and $1,556,000 for the six-month period ended June 30, 1997 compared to $423,000 and $943,000 for the same quarter and six-month period last year. This increase is due to increased debt from the VGC acquisition.

The effective tax rates for the quarter and six-month period ended June 30, 1997 were 41.8% and 41.3%, respectively, compared to 39.6% and 40.3% for the same periods last year. The higher rate in 1997 is primarily due to nondeductible expenses being a higher percent to income.


Financial Condition and Liquidity
Net cash used in operating activities for the six months ended June 30, 1997 was $953,000 compared to cash provided of $10,139,000 for the same period last year. For the period ended June 30, 1997, increases in net asset levels decreased the cash flow by approximately $4.5 million, while in the same period last year decreases in net assets increased the cash flow by approximately $7 million. The increase in 1997, in part, reflects the adjustment of working capital levels for the VGC acquisition to ongoing operating levels. Excluding the effect of changes in assets and liabilities, the cash provided was $3,529,000 in 1997 compared to $3,057,000 in 1996.

Net cash used in investing activities was $920,000 for the six months ended June 30, 1997 compared to $2,384,000 for the same period last year. In the six-month period ended June 30, 1996, the Company expended $2.4 million for the operating assets of KPM, a graphics distributor in Michigan and northern Indiana. Capital expenditures for the six months in 1997 were $911,000 compared to $191,000 for the same period last year. Capital expenditures for the remainder of the year, for which there are no material commitments, are anticipated to be approximately $1,000,000.

Net cash provided from financing activities was $1,873,000 for the six-month period ended June 30, 1997 compared to $7,755,000 used in financing activities for the same period last year. During the period ended June 30, 1997, debt increased $2.6 million, which is primarily attributable to the increase in working capital during the period. For the same period last year, debt decreased $7.1 million, which reflects the effect of cash generated from operating activities. The balance of the cash used for both periods was primarily for dividend payments.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $50 million of which $14.2 million was unused at June 30, 1997. The Company believes this facility combined with future cash flow from operations will be adequate to meet the current capital requirements of the Company.

                           PART II. OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

a. The Company's annual meeting of shareholders was held on May 6, 1997.

b. Matters voted upon at the meeting and the results of those votes were as follows:
         Election of Directors
         ---------------------

                                          For   Against   Withheld
                                    ---------  --------   --------
          Fred C. Aldridge, Jr      4,528,362     --        45,888
          John H. Goddard, Jr .     4,525,216     --        49,034
          Klaus D. Oebel ......     4,525,603     --        48,647
          John M. Pettine .....     4,528,149     --        46,101

          Other directors whose terms of office continued after the meeting are as follows: Philip J. Baur, Jr., Richard E. Engebrecht, Gary MacLeod, James F. Mullan, and Edward N. Patrone.

          Approval of Independent Auditors
          --------------------------------

                                                       For    Against   Abstain
                                                 ---------  ---------  --------

         Approval of Coopers & Lybrand L.L.P.,
         Certified Public Accountants, as
         independent public auditors for 1997     4,548,343    20,373     5,534

The foregoing matters are described in detail in the Company's proxy statement dated April 7, 1997.




Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         Exhibit 11 -- Earnings per share information.
         Exhibit 27 -- Financial data schedule

b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended June 30, 1997.

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

DATE              August 13, 1997