Form 10-Q
period 1997-09-30
PRIMESOURCE CORP
filed 1997-11-10
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM -------- TO --------

Commission File Number     0- 21750

                             PrimeSource Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                         23-1430030
-------------                                                       ------------
(State of incorporation)                                       (I.R.S. Employer
                                                             Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken,  NJ                        08109
--------------------------------------------------                       -------
(Address of principal executive offices)                              (Zip Code)

                                 (609) 488-4888
                                ----------------
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                          Outstanding at November 10, 1997
------                                        ----------------------------------
Common stock, par value $.01                                   6,503,720 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                           Page No.
                                                                        --------

Consolidated Condensed Balance Sheets
     September 30, 1997 and December 31, 1996 .............................    3

Consolidated Condensed Statements of Income
     Three and Nine Months Ended September 30, 1997 and 1996 ..............    4

Consolidated Condensed Statements of Cash Flows
     Nine Months Ended September 30, 1997 and 1996 ........................    5

Notes to Consolidated Condensed Financial Statements ......................    6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................    8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k .................................   10


SIGNATURES ................................................................   11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)


                                                           September 30, December 31,
(Thousands of dollars)                                              1997         1996
-------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables ..............................................   $  62,816    $  60,656
  Inventories ..............................................      50,828       48,741
  Other ....................................................       2,437        2,653
 ------------------------------------------------------------------------------------
Total Current Assets .......................................     116,081      112,050

Property and equipment, net ................................      13,316       13,719
Excess of cost over net assets
   of businesses acquired, net .............................       4,540        4,487
Other assets ...............................................       4,032        3,919
-------------------------------------------------------------------------------------
Total Assets ...............................................   $ 137,969    $ 134,175
=====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations .................   $   1,514    $   1,550
  Accounts payable .........................................      33,337       33,628
  Other accrued liabilities ................................       8,700        9,832
-------------------------------------------------------------------------------------
Total Current Liabilities ..................................      43,551       45,010

Long-term obligations, net of current portion ..............      38,470       36,250
Accrued pension and other liabilities ......................       5,174        4,732
-------------------------------------------------------------------------------------
Total Liabilities ..........................................      87,195       85,992
-------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value, 24,000,000 shares authorized
     6,503,720 and 6,514,779 issued, respectively ..........          65           65
  Additional paid in capital ...............................      25,497       25,533
  Retained earnings ........................................      25,212       22,628
  Unamortized restricted stock awards ......................                      (43)
-------------------------------------------------------------------------------------
Total Shareholders' Equity .................................      50,774       48,183
-------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity .................   $ 137,969    $ 134,175
=====================================================================================

See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                             Three Months                  Nine Months
(Thousands of dollars,                                Ended September 30,           Ended September 30,
except per share amounts)                             1997           1996          1997            1996
-------------------------------------------------------------------------------------------------------
Net sales ..................................   $   102,462    $    89,344    $   309,020    $   264,201
Cost of sales ..............................        84,183         73,282        254,031        217,381
-------------------------------------------------------------------------------------------------------
Gross profit ...............................        18,279         16,062         54,989         46,820
Selling, general and administrative expenses        15,560         14,220         46,958         41,192
-------------------------------------------------------------------------------------------------------
Income from operations .....................         2,719          1,842          8,031          5,628
Interest expense ...........................          (779)          (348)        (2,335)        (1,291)
Sale of assets .............................           121              5            127             64
Other income (expense), net ................            37             55            164             74
-------------------------------------------------------------------------------------------------------
Income before provision
 for income taxes ..........................         2,098          1,554          5,987          4,475
Provision for income taxes .................           865            630          2,473          1,806
-------------------------------------------------------------------------------------------------------

Net income .................................   $     1,233    $       924    $     3,514    $     2,669
=======================================================================================================
Average number of shares outstanding .......     6,647,837      6,552,892      6,612,934      6,553,785
Per share of common stock:
Net income .................................   $       .19    $       .14    $       .53    $       .41
Cash dividends .............................          .045           .045           .135           .135
=======================================================================================================


See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                               Nine Months Ended September 30,
(Thousands of dollars)                                       1997        1996
------------------------------------------------------------------------------
Net income ...........................................   $  3,514    $  2,669
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................      1,551       1,451
    Amortization .....................................        333         443
    Other ............................................       (127)
Changes in assets and liabilities affecting operations     (5,012)      5,795
-----------------------------------------------------------------------------
Net cash provided by operating activities ............        259      10,358
-----------------------------------------------------------------------------

Investing Activities:
Business acquisitions ................................                 (3,317)
Proceeds from sale of business .......................                  2,235
Proceeds from sale of property and equipment .........        547
Additions to property and equipment ..................     (1,568)       (567)
Net increase in other assets .........................       (456)       (269)
-----------------------------------------------------------------------------
Net cash used in investing activities ................     (1,477)     (1,918)
-----------------------------------------------------------------------------

Financing Activities:
Proceeds from long-term obligations ..................     61,700      81,955
Repayment of long-term obligations ...................    (59,516)    (89,363)
Purchase of common stock .............................       (106)       (149)
Stock options exercised ..............................         19
Dividends paid .......................................       (879)       (883)
-----------------------------------------------------------------------------
Net cash provided by (used in) financing activities ..      1,218      (8,440)
-----------------------------------------------------------------------------
Net change in cash ...................................       --          --
Cash, beginning of year ..............................       --          --
-----------------------------------------------------------------------------
Cash, end of period ..................................   $   --      $   --
=============================================================================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:

     Interest ........................................   $  2,465    $  1,280
     Income taxes ....................................      2,937       1,158
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

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share

Income per common share is based on the weighted average number of common shares and equivalent common shares outstanding during the periods.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires restatement of all prior-period EPS data presented.

Although the Company is not permitted to adopt this statement in an earlier period, pro-forma disclosures as if the Company had adopted the requirements beginning in 1996 are presented below:
                                              Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                           1997       1996      1997       1996
--------------------------------------------------------------------------------
Basic earnings per share ........        $  .19     $  .14    $  .54     $  .41

Dilutive:
Dilutive earnings per share .....        $  .19     $  .14    $  .53     $  .41

4.  Acquisitions

The Company acquired the operating assets of KPM in May 1996, and the operating assets (excluding accounts receivable) of VGC Corporation's St. Louis, Missouri operation in August 1996 for approximately $3.3 million. These acquisitions have been accounted for as purchases, and, accordingly, the consolidated financial statements include the operations since the acquisition date. The pro-forma results of operations, assuming the acquisitions had occurred at the beginning of the period, would not have had a significant impact on the Company's consolidated results of operations.


5.  Disposition

In July 1996, the Company sold substantially all the assets of its Rochester, New York operation for approximately $2.2 million which approximated the financial basis of the assets at the time of the sale. The pro-forma results of operations, assuming the disposition had occurred at the beginning of the period, would not have had a significant impact on the Company's consolidated results of operations.



6.  Subsequent Events

In October 1997, the Company sold a capital lease in Cerritos, California at a gain. In addition, the Company commenced disposing of other assets of the business, consisting primarily of inventories associated with branch electronic showrooms and certain other discontinued operations of the business, which the Company believes were not providing an adequate return. The estimated net effect of these transactions is expected to result in an increase to net income in the fourth quarter of 1997 of approximately $500,000 or $.07 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Net income for the quarter ended September 30, 1997 was $1,233,000 ($.19 per share) on sales of $102,462,000 compared to $924,000 ($.14 per share) on sales of $89,344,000 for the same period last year. For the nine-month period ended September 30, 1997, net income was $3,514,000 ($.53 per share) on sales of $309,020,000 compared to net income of $2,669,000 ($.41 per share) on sales of $264,201,000 for the same period last year.

Sales increased 14.7% for the quarter and 17.0% for the nine-month period ended September 30, 1997. This increase is primarily the result of the acquisition of five VGC Corporation locations, one in August 1996 and four in November 1996. Excluding the effect of this acquisition, sales remained at approximately 1996 levels. The gross profit as a percent of sales remained relatively constant between the periods at 17.8% for the three and nine-month period ended September 30, 1997 compared to 18.0% and 17.7%, respectively, for the same periods last year.

Selling, general and administrative expenses as a percent of sales decreased from 15.9% to 15.2% for the quarter and 15.6% to 15.2% for the nine-month period. This improvement reflects the benefit of the integration of the VGC operations into the Company and the continuing improvement in operating efficiency.

Interest expense was $779,000 for the quarter and $2,335,000 for the nine-month period ended September 30, 1997 compared to $348,000 and $1,291,000 for the same quarter and nine-month period last year. This increase is primarily due to increased debt from the VGC acquisition.

The effective tax rates for the quarter and nine-month period ended September 30, 1997 were 41.2% and 41.3%, respectively, compared to 40.5% and 40.4% for the same periods last year. The higher rate in 1997 is primarily due to nondeductible expenses being a higher percent to income.


Financial Condition and Liquidity
Net cash provided by operating activities for the nine months ended September 30, 1997 was $259,000 compared to cash provided of $10,358,000 for the same period last year. For the period ended September 30, 1997, increases in net asset levels decreased the cash flow by approximately $5 million, while in the same period last year decreases in net assets increased the cash flow by approximately $5.8 million. The increase in 1997, in part, reflects the adjustment of working capital levels for the VGC acquisition to ongoing operating levels. Excluding the effect of changes in assets and liabilities, the cash provided was $5,271,000 in 1997 compared to $4,563,000 in 1996.

Net cash used in investing activities was $1,477,000 for the nine months ended September 30, 1997 compared to $1,918,000 for the same period last year. In the nine-month period ended September 30, 1996, the Company expended $3.3 million for the operating assets of KPM, a graphics distributor in Michigan and northern Indiana, and VGC Corporation's St. Louis business. In addition, during this period, the Company sold its Rochester, New York operation for approximately $2.2 million. Capital expenditures for the nine months in 1997 were $1.6 million compared to $.6 million for the same period last year. Capital expenditures for the remainder of the year, for which there are no material commitments, are anticipated to be approximately $400,000.

Net cash provided from financing activities was $1,218,000 for the nine-month period ended September 30, 1997 compared to $8,440,000 used in financing activities for the same period last year. During the period ended September 30, 1997, debt increased $2.2 million, which is primarily attributable to the net cash used in investing activities and dividend payments during the period. As discussed above, significant increases in working capital resulted in minimal cash being generated from operating activities for this period. For the same period last year, debt decreased $7.4 million, which reflects the effect of cash generated from operating activities.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $50 million of which $14.2 million was unused at September 30, 1997. The Company believes this facility combined with future cash flow from operations will be adequate to meet the current capital requirements of the Company.

                           PART II. OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         Exhibit 11 -- Earnings per share information
         Exhibit 27 -- Financial data schedule


b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended September 30, 1997.

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

DATE              November 10, 1997