Form 10-K
period 1997-12-31
PRIMESOURCE CORP
filed 1998-03-30
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For the year ended December 31, 1997            Commission file Number  0-21750

                             PRIMESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                         23-1430030
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

4350 Haddonfield Road, Suite 222, Pennsauken, N.J.                        08109
(Address of Principal Executive Offices)                              (Zip Code)

                                  (609)488-4888
                          Registrant's Telephone Number


Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
Common Stock $.01 par value per share                                    Nasdaq


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES ( X ) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 24, 1998 the aggregate market value of the voting stock held by nonaffiliates was approximately $66.4 million.

As of March 24, 1998 there were 6,522,711 shares of common stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Item 10- Directors Only, and Items 11, 12 and 13 of Part III). The index of exhibits is located on page 35 of this document.

                                     PART I.

Certain statements contained in this annual report are forward-looking. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully implement its business strategies including successfully integrating business acquisitions, the effect of general economic conditions and technological, competitive and other changes in the industry and other risks and uncertainties as set forth in the Company's periodic reports and other filings with the Securities and Exchange Commission.


ITEM I.  BUSINESS

PrimeSource Corporation (the "Company") is a major national distributor and systems integrator serving the printing, publishing and graphic arts industries. For approximately 135 years, the Company or its unincorporated predecessor has been servicing these industries. The Company, which was incorporated under the laws of the Commonwealth of Pennsylvania in 1954, was acquired as a wholly-owned subsidiary of Tasty Baking Company ("TBC"), Philadelphia, Pennsylvania in 1965. On August 1, 1993, TBC spun-off 100% of the ownership of the Company in a dividend distribution of the Company common stock to the shareholders of TBC. As a result, the Company became an independent publicly-owned company whose shares are traded on the Nasdaq Stock Market's National Market.

Subsequent to the spin-off from TBC, the Company has had two significant business combinations. In 1994, Momentum Corporation with sales of approximately $165 million merged into the Company. In 1996, the Company acquired five of VGC Corporation's branch operations with sales of approximately $55 million. With these acquisitions, the Company estimates it currently covers 75% of the United States market. The Company believes there will be a continuing consolidation of distributors in the industry and the Company's business strategy will continue to include pursuing such acquisitions which will either expand the Company's presence in key markets and/or offer new products and services to the printing and imaging industries.

The Company is headquartered in Pennsauken, New Jersey and has one business with two areas of focus, one servicing the digital electronic component of the market providing system design, installation, servicing, training and technical support as well as ongoing workflow and cost-support analyses and the other providing supplies and traditional equipment to the market.

The Company maintains a decentralized management structure which allows the operating divisions broad discretion in the conduct of their respective businesses, including responsibility for management of their suppliers, customers and employees. Management is evaluated against their financial and non-financial goals which are established on an annual basis. The Company emphasizes return on net assets and sales growth under its financial goals. In order to provide shareholder value, the Company believes it must strive to maximize its long-term return on the shareholders' investment. By quantifying this objective and applying it at the operating level, the Company believes it can best meet this goal. Management believes that this concept of fostering and perpetuating the entrepreneurial drive of operating management will continue to be a key factor in the Company's future success.

The Company presently represents over 500 suppliers, sells and supports more than 50,000 products and has a customer base in excess of 25,000. No customer accounted for more than 3% of the Company's net sales in 1997.

Consumable products, which include film, plates, proofing materials, photographic chemicals, printing blankets and pressroom chemistry, presently represent approximately 80% of total sales. The remaining 20% is derived from sales of printing presses, electronic imaging equipment, desktop publishing, electronic color proofing equipment, scanning systems, and other hardware and software products. The industry is moving from an analog to a digital environment. As a result of this transition, management expects sales of certain types of sensitized film and paper products to continue trending down, while sales of certain high-technology products and equipment used in the digital process to increase.

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

While the Company sells primarily the same products as its competitors, generally at similar prices, the Company attempts to differentiate itself by focusing on providing training, technical support, and a value-added approach with products which will make its customers more efficient and effective. In addition, the Company's broad geographic presence provides an advantage in servicing regional and national customers. Based on the changes which are occurring in the industry, management believes this broad national presence, combined with the emphasis on technical support, will provide significant added-value to its customers.

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

The Company employed 657 employees at December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                BUSINESS EXPERIENCE                               POSITION HELD
NAME                                  AGE       LAST FIVE YEARS                                   SINCE
---------------------------          -----     ------------------------------------------         -----------------
James F. Mullan                       58       President and Chief Executive                           1991-Present
President and                                      Officer of Registrant
Chief Executive Officer

John H. Goddard, Jr.                  50       Executive Vice President                            September, 1994-
Executive Vice President                           of Registrant                                            Present
                                               President, Chief Executive Officer                         1992-1994
                                                   of Momentum Corporation


William A. DeMarco                    52       Vice President and Chief Financial Officer          September, 1994-
Vice President and                                 of Registrant                                            Present
Chief Financial Officer                        Vice President of Finance, Treasurer, and                  1993-1994
                                                   Secretary of Registrant
                                               Vice President of Finance and Operations                   1992-1993
                                                   of Phillips & Jacobs, Incorporated


Barry C. Maulding                     52       Vice President, General Counsel                     September, 1994-
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
                                                   Corporate Secretary of Momentum Corporation

ITEM 2.  PROPERTIES

The locations and primary use of the physical properties of the Company are as follows:


                                                                     Approximate
                                                                          Square
Location                                                                 Footage
-----------------------------                                        -----------
Corporate Headquarters
       Pennsauken, NJ                                                      7,400

Distribution/Sales Facilities
       Atlanta, GA (Norcross)                                             23,200
       Birmingham, AL                                                     37,000
       Boston, MA (Hingham)                                               13,500
       Chicago, IL (Itasca)                                               49,600
       Cincinnati, OH                                                     35,000
       Dallas, TX                                                         17,500
       Des Moines, IA (Ankeny)                                            14,000
       Houston, TX                                                         7,000
       Jackson, MS                                                         6,000
       Kalamazoo, MI                                                      20,000
       Kansas City, KS                                                    16,800
       Lititz, PA                                                         14,000
       Los Angeles, CA (Cerritos)                                          9,900
       Miami, FL (Miramar)                                                14,700
       Milwaukee, WI (New Berlin)                                         16,300
       Minneapolis, MN (Mendota Heights)                                  53,600
       Mobile, AL                                                          5,100
       Nashville, TN                                                      16,000
       New Orleans, LA (Harahan)                                           8,800
       Omaha, NE                                                          10,000
       Orlando, FL                                                        14,400
       Pennsauken, NJ                                                     32,000
       Pittsburgh, PA                                                     10,500
       Portland, OR                                                        7,800
       San Francisco, CA (South San Francisco)                            10,000
       Seattle, WA (Tukwila)                                              38,600
       St. Louis, MO                                                      22,000



All of the properties are held under operating leases, except for the Birmingham, Des Moines, Minneapolis, St. Louis and Seattle facilities which are owned. Management believes that the Company's properties are generally well maintained and adequate for current operations and foreseeable expansion. The inability of the Company to renew any short-term real property lease would not have a material effect on the Company's results of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. Management believes that none of the litigation in which the Company is currently involved would, individually or in the aggregate, have a material effect on the Company's consolidated financial position or results of operations when resolved in a future period.

The Company, along with many other potentially responsible parties, is a defendant in a declaratory action to determine an allocation of costs for the investigation and remediation of two Superfund cleanup sites. The Company believes its insurance will cover any costs incurred in these two matters. The Company is also, in general, subject to possible loss contingencies pursuant to federal or state environmental laws and regulations. Although these contingencies could result in future expenses or judgments, such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year.

                                    PART II.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

The Company's common stock trades on the Nasdaq Stock Market's National Market under the symbol PSRC.

The following quarterly stock price and dividend information is provided for 1996 and 1997.

                                              Stock Price        Cash Dividends
                                   High               Low             Per Share
-------------------------------------------------------------------------------
1996
   First Quarter              $    6.50        $     5.00            $     .045
   Second Quarter                  7.50              5.00                  .045
   Third Quarter                   7.50              5.75                  .045
   Fourth Quarter                  8.13              6.00                  .045

1997
   First Quarter               $   8.75         $    7.63            $     .045
   Second Quarter                  8.25              7.00                  .045
   Third Quarter                  10.63              7.63                  .045
   Fourth Quarter                 13.00              9.63                  .045



The payment of future cash dividends will depend on the level and growth of the Company's earnings and the Company's needs for cash.

There were approximately 3,500 shareholders of record as of December 31, 1997.

For purposes of computing the aggregate market value of the voting stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all directors and officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed with the Securities and Exchange Commission by April 30, 1998.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected historical consolidated financial data has been derived from consolidated financial statements. On August 1, 1993, the Company was spun-off from Tasty Baking Company ("TBC"). Accordingly, the historical data for 1993, which include the operations of the Company when it was a subsidiary of TBC, may not necessarily reflect the results of operations or financial position that would have been obtained had the Company been an independent publicly-held company during the entire year. The operations of Momentum Corporation are included from September 1, 1994, the date Momentum merged with the Company. This information should be read in conjunction with the Company's consolidated financial statements included herein.

                                                                                  Years Ended December 31,
                                             -------------------------------------------------------------
(in thousands, except per share amounts)          1997(1)      1996         1995(2)      1994         1993(3)
----------------------------------------------------------------------------------------------------------
Statement of Income Data
Net sales ................................   $ 414,867    $ 366,657    $ 357,077    $ 238,154    $ 167,744
Cost  of sales ...........................     343,116      301,428      293,790      194,346      135,094
----------------------------------------------------------------------------------------------------------
Gross profit .............................      71,751       65,229       63,287       43,808       32,650
Operating expenses .......................      63,257       57,033       58,615       37,362       26,572
----------------------------------------------------------------------------------------------------------
Income from operations ...................       8,494        8,196        4,672        6,446        6,078
Interest expense .........................      (2,913)      (1,915)      (2,235)      (1,113)        (531)
Gain on sale of capital lease ............       3,658
Loss on business divestiture .............        (401)
Other income-net .........................         515          421          441          408          251
----------------------------------------------------------------------------------------------------------
Income before provision for income
    taxes and cumulative effect of changes
    in accounting principles .............       9,353        6,702        2,878        5,741        5,798
Provision for income taxes ...............       3,862        2,788        1,232        2,210        2,399
----------------------------------------------------------------------------------------------------------
Income before cumulative effect of
    changes in accounting principles .....       5,491        3,914        1,646        3,531        3,399
Cumulative effect on prior years of
    changes in accounting principles .....                                                          (1,306)
----------------------------------------------------------------------------------------------------------
Net income ...............................   $   5,491    $   3,914    $   1,646    $   3,531    $   2,093
==========================================================================================================

Per Share Data
Income before cumulative effect of
changes in accounting principles
    Basic ................................   $     .84    $     .60    $     .25    $     .72    $     .83
    Diluted ..............................         .83          .60          .25          .71          .83
==========================================================================================================
Net income
    Basic ................................   $     .84    $     .60    $     .25    $     .72    $     .51
    Diluted ..............................         .83          .60          .25          .71          .51
==========================================================================================================

Balance Sheet Data
Working capital ..........................   $  69,151    $  67,040    $  65,168    $  60,987    $  28,631
Total assets .............................     138,491      134,175      119,804      120,760       52,427
Total long-term obligations ..............      32,788       36,250       32,202       29,094       12,747
Shareholders' equity .....................      52,548       48,183       45,572       46,169       20,654
==========================================================================================================

(1) Income for 1997, includes a charge to cost of sales for $2,300,000 ($1,381,000 after tax) for the write-down of demonstration and other digital electronic inventory, a $3,658,000 ($2,183,000 after tax) gain on the sale of a capital lease and a $401,000 ($241,000 after tax) loss on a business divestiture.

(2) Income for 1995, includes a one-time restructuring expense of $1,315,000 ($794,000 after tax) relating to the consolidation of five distribution centers, the realignment of two others, and the centralization of certain financial and information services.

(3) Income for 1993, includes a one-time charge to operating expenses of $609,000 ($519,000 after tax) resulting from costs associated with the spin-off from TBC consisting primarily of legal, accounting and other professional fees and an after tax charge of $1,306,000 for the cumulative effect of changes in methods of accounting for income taxes and postretirement benefits other than pensions. Per share information for 1993 is based on the average number of shares of TBC common shares outstanding for the year converted to Company shares using the spin-off ratio of two Company shares for every three shares of TBC common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth for the years indicated certain items from the accompanying Consolidated Statements of Income expressed as a percentage of net sales.

                                                   Years Ended December 31,
                                              -----------------------------
                                                  1997      1996      1995
---------------------------------------------------------------------------

Net sales ..................................     100.0%    100.0%    100.0%
Cost of sales ..............................      82.7      82.2      82.3
--------------------------------------------------------------------------
Gross profit ...............................      17.3      17.8      17.7

Selling, general and administrative expenses      14.5      14.7      15.0
Depreciation and amortization ..............        .6        .7        .7
Provision for doubtful accounts ............        .2        .2        .3
Restructure expense ........................                            .4
--------------------------------------------------------------------------
Income from operations .....................       2.0       2.2       1.3

Interest expense ...........................       (.7)      (.5)      (.6)
Gain on sale of capital lease ..............        .9
Loss on business divestiture ...............       (.1)
Other income-net ...........................        .1        .1        .1
--------------------------------------------------------------------------
Income before provision for income taxes ...       2.2       1.8        .8
Provision for income taxes .................        .9        .7        .3
--------------------------------------------------------------------------
Net income .................................       1.3%      1.1%       .5%
==========================================================================


COMPARISON OF 1997 TO 1996

Net income for 1997 was $5,491,000, or $.83 per diluted share compared to $3,914,000, or $.60 per share in 1996. There were three significant items which affected the results for 1997, a $2.3 million charge for demonstration and other digital electronic inventory, a $3.7 million gain on the sale of a capital lease, and a $.4 million loss on a business divestiture. Excluding these items, which will be discussed later in further detail, the net income for 1997 would have been $4,930,000 ($.74 per share), a 26% increase over 1996 net income.

Net  sales in 1997  were  $414,867,000  compared  to  $366,657,000  in 1996,  an increase of 13.1%. This sales increase is primarily the result of the acquisition of five VGC Corporation locations in 1996, one in August 1996 and four in November 1996. Excluding the impact of the VGC acquisition, sales increased modestly, although there were fluctuations between geographic locations.

In 1997, the Company established a systems group to service the digital electronic component of the market. Although this group will work closely with the local distribution centers, the group is structured based on distinct products with a separate staff with technical expertise to provide workflow analysis, and installation, training and service, to more effectively meet customer requirements. Included in this reorganization is the centralization of the electronics inventory in two primary locations, eliminating the duplication of demonstration and other electronics inventory at each of the Company's branches. In conjunction with this centralization and new distribution approach, the Company expensed $2.3 million to cost of sales for the write-down of the existing branch inventory to current market value. This charge to cost of sales resulted in the gross profit percent decreasing from 17.8% in 1996 to 17.3% in 1997. Excluding this charge, the 1997 gross profit percent would have been 17.8%, the same as in 1996.

Selling, general and administrative expenses as a percent of sales decreased from 14.7% in 1996 to 14.5% in 1997. The Company benefited by the economies of merging the VGC business into the existing business, plus the continued efforts to reduce costs within the Company. These gains were partially offset by additional staffing required for the new Systems Division. The Company expects increased sales and gross margins in 1998 to justify these additional expenses.

In 1997, the provision for doubtful accounts decreased to $694,000 from $865,000 in 1996. The Company has continued to benefit from more stringent credit requirements which were initially implemented in 1995.

Interest expense increased from $1,915,000 in 1996 to $2,913,000 in 1997. This increase is primarily due to the debt associated with the acquisition of VGC.

In 1997, the Company sold its interest in a capital lease in the Los Angeles, California area for a gain of approximately $3.7 million. The lease rents were significantly lower than the existing market, which resulted in the market value for the lease. From a Company operating standpoint, the facility was substantially larger than what was required for the Company's operations. Subsequent to the sale, the Company moved its Los Angeles operations to a facility of appropriate size for the areas operations.

In addition, in 1997, the Company sold its pressroom material converting operation, which consisted primarily of inventory and machinery, to a national converting company and simultaneously entered into a supplier agreement with the buyer. The transaction allows the Company to focus its efforts on marketing and selling the products and in developing an alliance with the largest converter in the industry. The Company recorded a loss on the divestiture of $401,000.

The effective income tax rate decreased from 41.6% in 1996 to 41.3% in 1997. The lower rate in 1997 is primarily due to non-deductible expenses being a lesser percent of income in 1997 compared to 1996. The difference between the effective tax rates and the federal statutory rate of 34% for both years is primarily attributable to the effect of state income taxes and non-deductible expenses.



COMPARISON OF 1996 TO 1995

Net income for 1996 was $3,914,000, or $.60 per share compared to $1,646,000, or $.25 per share for 1995. The results for 1995 include a one-time charge of $1,315,000 ($794,000 after related tax benefit) for restructuring expenses. Excluding this restructure expense, net income for 1995 would have been $2,440,000 ($.37 per share).

Net  sales in 1996  were  $366,657,000  compared  to  $357,077,000  in 1995,  an increase of 3%. This sales increase is primarily the result of the VGC acquisition. Excluding the impact of the VGC acquisition, sales were flat during the year, with modest decreases in the first half of the year and modest increases in the second half. Gross profit as a percent of sales remained stable between the two years, at 17.8% in 1996 and 17.7% in 1995.

Selling, general, and administrative expenses as a percent of sales decreased from 15.0% in 1995 to 14.7% in 1996. As previously indicated, in 1995, the Company incurred a restructuring charge of $1,315,000. This expense was incurred in the consolidation of five distribution centers, the realignment of two others, and the centralization of certain financial and information services. The efficiencies in aligning operations by geographical area and consolidating duplicate facilities and functions, combined with other cost reduction programs resulted in a containment of expenses in 1996.

Interest expense decreased from $2,235,000 in 1995 to $1,915,000 in 1996. Prior to the acquisition of VGC in November, interest expense was lower during the year due to decreased working capital levels. With the acquisition of VGC, the debt levels increased with a corresponding increase in interest expense.

The effective income tax rate decreased from 42.8% in 1995 to 41.6% in 1996. The lower rate in 1996 is primarily due to non-deductible expenses being a lesser percent of income in 1996 compared to 1995.


Financial Condition and Liquidity

Cash used in operating activities was $1,795,000 in 1997. Cash provided by operations was $7,701,000 and $3,024,000 in 1996 and 1995, respectively. The substantial decrease in cash flow in 1997 compared to 1996 is primarily due to increased working capital levels in 1997. This increase reflects the adjustment of working capital levels for the VGC acquisition to ongoing operating levels and temporary increases in inventory levels to ensure inventory availability through the conversion of the Company to a single business system. The effect of changes in asset levels decreased cash flow by $6.7 million in 1997, compared to an increase in cash flows in 1996 of $.5 million. In addition, although the 1997 cash flow from operations excludes the pretax gain on the sale of the capital lease, the related tax expense of approximately $1.5 million is reflected in the outflow of cash.

Cash flow provided by investing activities was $3,650,000 in 1997, compared to cash flows used by investing activities of $14,471,000 and $1,062,000 in 1996 and 1995, respectively. The cash generated in 1997 was primarily from the sale of the capital lease and the pressroom material converting operation. The primary expenditure in 1996, was for the VGC acquisition. In the three years, property and equipment expenditures ranged between $1.5 and $2 million. The
Company had no material capital expenditure commitments at December 31, 1997. Capital expenditures for 1998 are anticipated to be approximately $2 million. In addition, the Company's business strategy is to continue to acquire regional distributors within the Company's current markets or companies that offer new products and services to the printing and imaging industries.

Cash flows from financing activities were $1,855,000 used in 1997, $6,770,000 provided in 1996, and $2,580,000 used in 1995. The cash used in 1997 was primarily for the paydown of debt of $2,448,000 and was primarily provided from the proceeds from the sale of the capital lease and the business divestiture. In 1996, the cash provided was from an increase in debt and an increase in the book overdraft, and was used along with cash generated from operations for the VGC acquisition. The other primary component of financing activities was dividend payments of $1.2 million in 1997 and 1996 and $2.5 million in 1995.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $50 million of which $18.5 million was available at December 31, 1997. The Company believes this source of borrowing, combined with cash from operations, is sufficient to support the current capital requirements of the Company. For potential acquisitions which would exceed the current financing levels, the Company believes based on the current capacity of the balance sheet for additional debt, with a current debt to equity ratio of .65 to 1, and the Company's prior success in integrating new acquisitions, additional debt capital would be available to the Company at favorable rates.


PROCEDURES FOR THE YEAR 2000 ISSUE

The Company's business system will require program modifications prior to the year 2000, for what is commonly referred to as the "Year 2000 Issue". Similar to other systems, the system currently abbreviates the year to a two-digit number. As currently programmed, this abbreviation will cause many of the functions within the system which are date sensitive to operate improperly or malfunction in the year 2000. The Company has contracted with the software manufacture to work with the Company's management information system department to make the necessary programming changes to correct this problem. This work is scheduled for the summer of 1998. The Company does not anticipate the cost of the modifications will have a material impact on the Company's results of operations or financial position. In addition, the Company is in the process of initiating formal communications with its significant suppliers and customers to determine the extent to which the Company might be impacted by those third parties' failure to correct any year 2000 issues.


DERIVATIVE FINANCIAL INSTRUMENTS

In 1997, the Company began utilizing derivative financial instruments to reduce interest rate risks. The Company does not hold or issue financial instruments for trading or speculative purposes. The counterparty is a major commercial bank. Management believes losses related to credit risk are remote.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In addition, SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of evaluating these disclosure requirements. The adoption of these statements is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              PRIMESOURCE CORPORATION
                         Consolidated Statements of Income

                                                            Years Ended December 31,
                                                -----------------------------------
(Thousands of dollars, except per share amounts)     1997         1996         1995
-----------------------------------------------------------------------------------
Net sales ...................................   $ 414,867    $ 366,657    $ 357,077
Cost of sales ...............................     343,116      301,428      293,790
-----------------------------------------------------------------------------------
Gross profit ................................      71,751       65,229       63,287

Selling, general, and administrative expenses      60,151       53,748       53,547
Depreciation and amortization ...............       2,412        2,420        2,663
Provision for doubtful accounts .............         694          865        1,090
Restructure expense .........................                                 1,315
-----------------------------------------------------------------------------------
Income from operations ......................       8,494        8,196        4,672

Interest expense ............................      (2,913)      (1,915)      (2,235)
Gain on sale of capital lease ...............       3,658
Loss on business divestiture ................        (401)
Other income-net ............................         515          421          441
-----------------------------------------------------------------------------------
Income before provision for income taxes ....       9,353        6,702        2,878

Provision for income taxes ..................       3,862        2,788        1,232
-----------------------------------------------------------------------------------
Net income ..................................   $   5,491    $   3,914    $   1,646
===================================================================================

Net income per share
Basic .......................................   $     .84    $     .60    $     .25
Diluted .....................................         .83          .60          .25
===================================================================================

See accompanying notes to consolidated financial statements.

                                        PRIMESOURCE CORPORATION
                                      Consolidated Balance Sheets

                                                                                 December 31,
                                                                      ----------------------
(Thousands of dollars, except share information)                           1997         1996
--------------------------------------------------------------------------------------------
Assets
Current Assets
Trade receivables, less allowances of $1,913 and $1,787, respectively  $  53,861   $  54,044
Other receivables ...................................................      6,675       6,612
Inventories .........................................................     53,919      48,741
Deferred income taxes ...............................................      2,361       1,982
Other ...............................................................      1,155         671
--------------------------------------------------------------------------------------------
Total  Current Assets ...............................................    117,971     112,050

Property and equipment, net .........................................     12,315      13,719
Excess of cost over net assets of businesses acquired,
  net of accumulated amortization of $1,435 and $1,102, respectively       4,217       4,487
Deferred income taxes ...............................................      1,705       1,763
Long-term receivables ...............................................        824         895
Other assets ........................................................      1,459       1,261
--------------------------------------------------------------------------------------------
Total Assets ........................................................  $ 138,491   $ 134,175
============================================================================================

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term obligations ............................  $   1,362   $   1,550
Accounts payable ....................................................     34,045      29,781
Book overdraft ......................................................      5,609       3,847
Accrued payroll and benefits ........................................      3,434       2,587
Other accrued liabilities ...........................................      4,370       7,245
--------------------------------------------------------------------------------------------
Total Current Liabilities ...........................................     48,820      45,010

Long-term obligations, net of current portion .......................     32,788      36,250
Accrued pension and other liabilities ...............................      2,387       2,577
Postretirement benefits other than pension ..........................      1,948       2,155
--------------------------------------------------------------------------------------------
Total Liabilities ...................................................     85,943      85,992

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value, 24,000,000 shares authorized
6,516,620 and 6,514,795 issued and outstanding, respectively ........         65          65
Additional paid-in capital ..........................................     25,586      25,533
Retained earnings ...................................................     26,897      22,628
Unamortized restricted stock awards .................................                    (43)
--------------------------------------------------------------------------------------------
Total  Shareholders' Equity .........................................     52,548      48,183
--------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ..........................  $ 138,491   $ 134,175
============================================================================================

See accompanying notes to consolidated financial statements

                                        PRIMESOURCE CORPORATION
                                 Consolidated Statements of Cash Flows

                                                                       Years Ended December 31,
                                                           -----------------------------------
(Thousands of dollars)                                          1997         1996         1995
----------------------------------------------------------------------------------------------
Operating Activities
Net income .............................................   $   5,491    $   3,914    $   1,646
Adjustments to reconcile net income to net
cash provided by (used in)operating activities:
   Depreciation ........................................       1,980        1,900        2,006
   Amortization ........................................         432          520          657
   Provision for doubtful accounts .....................         694          865        1,090
   Gain on sale of capital lease .......................      (3,658)
   Loss on business divestiture ........................         401
   Other ...............................................        (391)          28          756
Changes in assets and liabilities, net of
effects from business combinations/divestitures:
   Receivables .........................................        (574)      (4,751)      (6,658)
   Inventories .........................................      (7,754)       1,485        2,499
   Other current assets ................................        (484)         258         (173)
   Income taxes ........................................         100        1,768        2,064
   Accounts payable and other accrued liabilities ......       2,255        2,917          288
   Pension and other postretirement benefits ...........        (287)      (1,203)      (1,151)
----------------------------------------------------------------------------------------------
Net cash  provided by (used in) operating activities ...      (1,795)       7,701        3,024

Investing Activities
Proceeds from sales of property and equipment ..........         565          218          473
Proceeds from sale of capital lease ....................       3,151
Purchase of property and equipment .....................      (1,918)      (1,530)      (1,713)
Proceeds from business divestitures ....................       2,388        2,235
Payments for business combinations, net of cash acquired                  (14,394)        (954)
(Increase) decrease in long-term receivables ...........          71          (33)         777
(Increase) decrease in other assets ....................        (254)        (732)         479
Other, net .............................................        (353)        (235)        (124)
----------------------------------------------------------------------------------------------
Net cash  provided by (used in) investing activities ...       3,650      (14,471)      (1,062)

Financing Activities
Net decrease in short-term borrowings ..................                                (3,000)
Proceeds from long-term obligations ....................      74,600      142,924      102,925
Repayment of long-term obligations .....................     (77,048)    (138,532)    (100,050)
Increase in book overdraft .............................       1,762        3,847
Dividends paid .........................................      (1,172)      (1,211)      (2,497)
Purchase of common stock ...............................        (106)        (258)
Proceeds from exercise of stock options ................         109                        42
----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ....      (1,855)       6,770       (2,580)
----------------------------------------------------------------------------------------------
Net decrease in cash ...................................         ---          ---         (618)
Cash at beginning of year ..............................         ---          ---          618
----------------------------------------------------------------------------------------------
Cash at end of year ....................................   $     ---      $   ---      $   ---
==============================================================================================
Net cash paid (received) during the year for:
     Interest ..........................................   $   2,742    $   1,826    $   2,223
     Income taxes ......................................       3,878        2,314         (644)
==============================================================================================

See accompanying notes to consolidated financial statements.

                                                  PRIMESOURCE CORPORATION
                                       Consolidated Statements of Shareholders' Equity


                                                                                            Unamortized
                                                 Common Stock    Additional                  Restricted
(Thousands of dollars,                       ($.01 Par Value)       Paid-in      Retained         Stock
 except share information)               Shares        Amount       Capital      Earnings        Awards         Total
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995 .........    6,508,630          $ 65      $ 25,359      $ 20,887        $ (142)     $ 46,169
Net income .......................                                                  1,646                       1,646
Cash dividends paid to
   shareholders ($.3825 per share)                                                 (2,497)                     (2,497)
Shares issued under
   noncompete agreement ..........       15,000                         142                                       142
Restricted stock awards and
   related amortization ..........          470                                                      70            70
Stock options exercised and
   related tax benefit ...........        3,195                          42                                        42
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995 .......    6,527,295            65        25,543        20,036           (72)       45,572
Net income .......................                                                  3,914                       3,914
Cash dividends paid to
   shareholders ($.18 per share) .                                                 (1,211)                     (1,211)
Shares issued under
   acquisition agreement .........       25,000                         137                                       137
Amortization of restricted
   stock awards ..................                                                                   29            29
Purchase of common stock .........      (37,500)                       (147)         (111)                       (258)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 .......    6,514,795            65        25,533        22,628           (43)       48,183
Net income .......................                                                  5,491                       5,491
Cash dividends paid to
   shareholders ($.18 per share) .                                                 (1,172)                     (1,172)
Stock options exercised and
   related tax benefit ...........       15,837                         109                                       109
Amortization of restricted
   stock awards ..................                                                                   43            43
Purchase of common stock .........      (14,012)                        (56)          (50)                       (106)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 .......    6,516,620            65        25,586        26,897           ---        52,548
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                             PRIMESOURCE CORPORATION
                   Notes to Consolidated Financial Statements




1.       Summary of Significant Accounting Policies

         Basis of Consolidation
         PrimeSource Corporation (the "Company") is a national distributor and systems integrator serving the printing, publishing and graphics arts industries. The Company was spun-off from Tasty Baking Company ("TBC") on August 1, 1993. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         Cash and Cash Equivalents
         The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, in general, the Company has none or minimal cash balances. Book overdraft balances have been reclassified to a current liability in the accompanying Consolidated Balance Sheets.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

         Excess of Cost Over Net Assets of Businesses Acquired
         The excess of the total acquisition cost over the fair value of net tangible assets acquired (the "goodwill acquired") is being amortized by the straight-line method over periods ranging from fifteen to forty years. The Company's policy is to record an impairment loss against the goodwill acquired in the period when it is determined the carrying amount of the net assets may not be recoverable. The Company performs this evaluation on a quarterly basis. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future net cash flows (undiscounted and without interest) expected to result from the use of the net assets.

         Revenue  Recognition
         Revenue is recognized when products are shipped and title is passed to the customer.

         Derivative Financial Instruments
         In 1997, the Company began utilizing derivative financial instruments to reduce interest rate risks. The Company does not hold or issue financial instruments for trading or speculative purposes. The counterparty is a major commercial bank. Management believes losses related to credit risk are remote. The instruments are accounted for on an accrual basis. The net cash amounts paid or received under such agreements are accrued and recognized as an adjustment to interest expense.

         Fair Value of Financial Instruments
         The carrying value of the Company's short-term financial instruments such as receivables and payables approximates their fair values, based on the short-term maturities of these instruments. The carrying value of long-term investments, consisting primarily of long-term notes receivable, and long-term debt obligations, consisting primarily of revolving credit debt with interest rates based on current short-term market rates, approximates the market value based on the estimated discounted value of future cash flows at December 31, 1997 and 1996. The fair value of derivative financial instruments is based on the quoted settlement cost on the balance sheet date.

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

         Incentive Stock Awards
         The Company applies the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25 to account for options granted to employees and directors to purchase common shares. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. No compensation expense is recognized on the grant date since, at that date, the option price equals the market price of the underlying common shares.

         Income Taxes
         Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.

         Income Per Common Share
         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share(EPS)" (SFAS No. 128). The Company adopted SFAS 128 in the fourth quarter of 1997. All prior-period EPS data presented has been restated. Adoption did not have a material effect on the Company's EPS.

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

         Reclassifications
         Certain reclassifications have been made to the 1996 consolidated financial statements and related footnotes to conform to the 1997 presentations.

2.       Business Combinations

         In 1996, the Company acquired the operating assets of KPM and VGC Corporation's branch operations in St. Louis, Missouri; Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska for an aggregate purchase price of $14,394,000. In 1995, the Company acquired substantially all of the operating assets of Turner Products, Inc. and Litho Supply and Service Company's supply distribution business for an aggregate purchase price of $1,010,000.

         These business combinations have been accounted for as purchases and, accordingly, are included in operations from their respective acquisition dates. The excess of the acquisition costs over the net tangible assets acquired is included in the Consolidated Balance Sheet and is being amortized on a straight-line basis over 15 years. The pro-forma results of these acquisitions would not have had a significant impact on the Company's consolidated results of operations.


3.       Sale of Capital Lease

         In October 1997, the Company sold its rights to a building lease in the Los Angeles California area, for $3,151,000. The lease had been accounted for as a capital lease. The pretax gain on the sale after eliminating the associated net financial basis of the lease assets of $695,000 and the liability for future lease payments of $1,202,000, was $3,658,000. Subsequent to the sale, the Company's operations previously located in the facility were moved to a new leased facility in the area.


4.       Business Divestitures

         Pressroom Material Converting Operation
         In October 1997, the Company completed the sale of a pressroom material converting operation. The pretax loss on the sale was $401,000. In conjunction with the sale, the Company entered into a supplier agreement with the buyer.

         Onandaga Litho Supply
         In October 1996, the Company sold substantially all of the assets of its Rochester, New York subsidiary, Onandaga Litho Supply, Co., Inc. There was no gain or loss on the sale.


5.       Inventory Write-down to Market

         In 1997, the Company established a systems group to better utilize the Company's technical resources in providing solutions and on-going support, including installation service and training, in the digital electronics component of the market. Included in this reorganization is the centralization of the electronics inventory, eliminating the duplication of inventory at the Company's various branches. In conjunction with this reorganization and new distribution approach, the Company expensed $2.3 million in 1997 to write-down the existing branch inventory to current market value based on its expected disposal value. This amount has been recorded in cost of sales in the Consolidated Income Statements.

6.       Inventories

         Inventories, which are primarily finished goods, at December 31 consisted of:

         (Thousands of dollars)                            1997             1996
         -----------------------------------------------------------------------
         Last-in, first-out (LIFO) .................... $30,168          $25,838
         First-in, first-out (FIFO) ...................  23,751           22,903
         -----------------------------------------------------------------------
         Total inventories ............................ $53,919          $48,741
         =======================================================================

         The current replacement costs of inventories exceeds LIFO values by approximately $5,432,000 and $5,591,000 at December 31, 1997 and 1996,
         respectively.


7.       Property and Equipment
         Property and equipment, net, at December 31 consisted of:

         (Thousands of dollars)                               1997       1996
         --------------------------------------------------------------------
         Land .........................................   $  1,354   $  1,549
         Buildings and improvements ...................      7,605      9,017
         Leased property ..............................        399      1,418
         Machinery, equipment and other ...............     12,460     10,883
         --------------------------------------------------------------------
                                                            21,818     22,867
         Less accumulated depreciation and amortization     (9,503)    (9,148)
         --------------------------------------------------------------------
         Property and equipment, net ..................   $ 12,315   $ 13,719
         ====================================================================


8.       Long-term Obligations

         The long-term obligations of the Company at December 31 consisted of:

         (Thousands of dollars)                                               1997        1996
         -------------------------------------------------------------------------------------
         Revolving credit agreement ...................................   $ 31,500    $ 32,450
         Term loan (interest rate of 6.03%), principal payments of
           $167 plus interest due quarterly through December, 1999 ....      1,333       2,000
         Term loan (interest rate of 6.03%), principal payments of
           $134 plus interest due quarterly through December, 1999 ....      1,070       1,604
         Capitalized lease obligation (imputed interest rate of 8.38%)                   1,352
          Capitalized lease obligation (imputed interest rate of 8.97%,
           payable in monthly installments of $12 through  July, 1999)         223         348

         Other miscellaneous notes ....................................         24          46
         -------------------------------------------------------------------------------------
                                                                            34,150      37,800
         Less current portion .........................................     (1,362)     (1,550)
         -------------------------------------------------------------------------------------
         Net long-term obligations ....................................   $ 32,788    $ 36,250
         =====================================================================================

         Maturities of long-term obligations are $1,362,000 in 1998, $1,288,000 in 1999, $31,500,000 in 2000 and none thereafter.

         The Company has an uncollateralized $50 million revolving credit agreement which expires in January, 2000. Under the terms of the agreement, which includes three banks, the Company can borrow at the prime rate or the London Interbank Offered Rate (LIBOR) plus between .75% to 1.05% depending on certain specified performance levels.

         The loan agreements provide, among other terms, various requirements for tangible net worth and leverage and fixed charge coverage ratios. The Company was in compliance with these requirements at December 31, 1997.

         In November 1997, the Company entered into an interest rate swap agreement with a notional amount of $17 million. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 6.16% plus the Company's LIBOR spread in effect at the time. The effective rate was 7.06% at December 31, 1997. The swap expires on November 6, 2001. The fair value of the swap agreement, based on the quoted settlement cost to close the contract at December 31, 1997, is a liability of $145,000. The fair value of the swap agreement is not recognized in the consolidated financial statements since it is accounted for as a hedge.

         Under terms of certain insurance policies and claims handling agreements, the Company is required to maintain certain standby letters of credit. At December 31, 1997 and 1996, these totaled $200,000 and $300,000, respectively.


9.       Provision for Income Taxes

         The income tax provision for the years ended December 31 consisted of:

         (Thousands of dollars)          1997      1996        1995
         ----------------------------------------------------------
         Current:
         Federal ..................   $ 3,349    $ 2,571    $ 1,015
         State ....................       791        586        143
         ----------------------------------------------------------
                                        4,140      3,157      1,158
         Deferred:
         Federal ..................      (229)      (264)        58
         State ....................       (49)      (105)        16
         ----------------------------------------------------------
                                         (278)      (369)        74
         ----------------------------------------------------------
         Provision for income taxes   $ 3,862    $ 2,788    $ 1,232
         ==========================================================

         Reconciliation of the provision for income taxes computed at the federal statutory rate of 34% to the actual provision for income taxes for the years ended December 31 consisted of:

         (Thousands of dollars)                                      1997      1996      1995
         ------------------------------------------------------------------------------------
         Statutory tax provision ..............................   $ 3,180   $ 2,279   $   979
         State income taxes, net of federal income tax  benefit       490       334        95
         Expenses for which there are no tax benefits .........       172       154       178
         Other, net ...........................................        20        21       (20)
         ------------------------------------------------------------------------------------
         Provision for income taxes ...........................   $ 3,862   $ 2,788   $ 1,232
         ====================================================================================

         Deferred income taxes represent the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Significant components of the Company's deferred tax assets (liabilities) at December 31, consisted of:

         (Thousands of dollars)                           1997       1996
         ----------------------------------------------------------------
         Pension and employee benefit costs ........   $   772    $   979
         Inventory reserves ........................       890        165
         Postretirement benefits other than pensions       867        853
         Vacation accrual ..........................       276        408
         Provision for doubtful accounts ...........       677        634
         Depreciation ..............................      (408)      (424)
         Other, net ................................       992      1,130
         ----------------------------------------------------------------
         Total deferred tax assets .................   $ 4,066    $ 3,745
         ================================================================

10.      Earnings Per Share

         The following is a reconciliation of the average shares of common stock used to compute basic earnings per share to the shares used to compute diluted earnings per share as shown on the Consolidated Statements of Income for the years ended December 31:


                                                           1997        1996        1995
         ------------------------------------------------------------------------------
         Average shares of common stock outstanding
         used to compute basic earnings per share .   6,509,083   6,538,279   6,525,042
         Dilutive effect of stock options .........     126,751      19,710      42,024
         ------------------------------------------------------------------------------
         Average shares of common stock outstanding
         used to compute diluted earnings per share   6,635,834   6,557,989   6,567,066
         Net income per share:
         Basic ....................................       $ .84       $ .60       $ .25
         Diluted ..................................         .83         .60         .25
         ==============================================================================


11.      Defined Benefit Pension Plans

         Prior to January 1, 1997, the Company had two defined benefit pension plans, the Momentum Retirement Plan (the "Momentum Plan") and the PrimeSource Pension Plan (the "PrimeSource Plan"). The Momentum Retirement Plan covered substantially all of the employees who were employed by Momentum Corporation on September 1, 1994, the date Momentum Corporation merged with the Company. Effective January 1, 1997, this plan was merged into the PrimeSource Plan. The PrimeSource Plan, which previously covered substantially all of the employees not covered by the Momentum Plan, effective with the merger of the Momentum Plan, covers substantially all of the employees of the Company.

         Benefits under the plans are generally based on the employees' years of service and compensation during the years preceding retirement. Contributions to the plans are based on funding standards established by the Employee Retirement Income Security Act of 1974.

         The components of the net pension expense for both plans combined for the years ended December 31, 1996 and 1995 and for the merged plan for the year ended December 31, 1997 were:

         (Thousands of dollars)                               1997       1996       1995
         -------------------------------------------------------------------------------
         Service cost of benefits earned during the year   $   728    $ 1,000    $   732
         Interest cost on projected benefit obligation .     1,734      1,718      1,572
         Actual  return on plan assets .................    (5,272)    (3,082)    (5,118)
         Net amortization and deferral .................     2,620        821      3,297
         -------------------------------------------------------------------------------
         Net pension expense(benefit) ..................   $  (190)   $   457    $   483
         ===============================================================================

         The plans' funded status and the amounts recognized in the Company's Consolidated Balance Sheets at December 31 were:

                                                                         PrimeSource    Momentum
                                                                                Plan        Plan
                                                               ---------------------   ---------
         (Thousands of dollars)                                     1997        1996        1996
         ---------------------------------------------------------------------------------------
         Actuarial present value of plan benefit obligations:
         Vested .............................................   $ 22,811    $  5,931    $ 15,424
         Non-vested .........................................        663          74         361
         ---------------------------------------------------------------------------------------
         Accumulated benefit obligation .....................     23,474       6,005      15,785
         Effect of future salary increases ..................      3,215       1,565         753
         ---------------------------------------------------------------------------------------
         Projected benefit obligation .......................     26,689       7,570      16,538
         Plan assets at fair value ..........................     30,507       6,295      19,591
         ---------------------------------------------------------------------------------------
         Plan assets in excess of (less than)
         projected benefit obligation .......................      3,818      (1,275)      3,053
         Unrecognized prior service cost ....................       (200)       (205)
         Unrecognized gain ..................................     (5,096)       (356)     (2,903)
         ---------------------------------------------------------------------------------------
         Net pension asset (liability) ......................   $ (1,478)   $ (1,836)   $    150
         =======================================================================================

         The actuarial present value of benefits and projected benefit obligations were determined using a discount rate of 7%, 7.75% and 7.25% for the years ending December 31, 1997, 1996 and 1995, respectively. The expected long-term rate of return on assets was 10% and the rate of compensation increase used to measure the projected benefit obligation was 4%.

         The plan's assets are invested in undivided interests in several funds structured to duplicate the performance of various stock and bond indexes.


12.      Defined Contribution Pension Plans

         The Company sponsors a number of defined contribution pension plans in the form of IRC 401(k) plans. Participation in one of these plans is available to substantially all employees. Company contributions to these plans are based on a percentage of the employee contributions not to exceed certain maximum levels. The cost of these plans was $296,000, $220,000 and $222,000 for the years 1997, 1996, and 1995, respectively.

13.      Postretirement Benefits Other Than Pensions

         The Company has two retiree health benefit plans, the Phillips & Jacobs Retiree Health Plan (the "P/J Retiree Plan") which primarily covers retirees and employees who previously participated in the TBC Retiree Medical Plan, and the Momentum Retiree Medical Plan (the "Momentum Retiree Plan), which primarily covers retirees and employees who were previously employed by Momentum Corporation prior to the merger with the Company in 1994. Both plans provide health care benefits through a health care administrator and contracts with health service providers. In addition, the P/J Retiree Plan provides life insurance benefits through an insurance company. The Company life insurance premium contribution is limited to $20,000 of coverage per retiree, with the retiree paying the premium for any coverage beyond the $20,000. The Company's policy is to fund the plans as benefits are paid.

         The plans are contributory with ceilings on the Company's contribution. In addition, under the Momentum Retiree Plan, employees who were under the age of 55 on December 31, 1992 receive no contribution from the Company under the plan.

          Net postretirement benefit expense (benefit) for the years ended December 31 included the following components:

         (Thousands of dollars)                             1997     1996     1995
         -------------------------------------------------------------------------
         Service cost of benefits earned during the year   $  16    $  17    $  19
         Interest cost on projected benefit obligation .      89       86      106
         Amortization of net gain ......................    (103)    (107)    (100)
         -------------------------------------------------------------------------
         Net expense (benefit) .........................   $   2    $  (4)   $  25
         =========================================================================


         The plans' funded status and the amounts recognized in the Company's Consolidated Balance Sheets at December 31 were:

         (Thousands of dollars)                             1997       1996
         ------------------------------------------------------------------
         Actuarial present value of benefit obligations:
         Fully eligible plan participants ............   $  (169)   $  (146)
         Other active plan participants ..............       (89)       (76)
         Retirees and vested terminated employees ....      (902)      (830)
         ------------------------------------------------------------------
         Accumulated postretirement benefit obligation    (1,160)    (1,052)
         Unrecognized net gain .......................      (788)    (1,103)
         ------------------------------------------------------------------
         Postretirement benefit liability ............   $(1,948)   $(2,155)
         ==================================================================


         The accumulated postretirement benefit obligation was determined using a discount rate of 7.00%, 7.75% and 7.25% for the years ending December 31, 1997, 1996 and 1995, respectively. The health care cost trend rates used were 7.67% (7.18% for health maintenance organizations(HMO's)), 8.12% (7.45% for HMO's), and 8.56% (7.73% for HMO's) for the years 1997, 1996, and 1995, respectively, gradually declining to 5% in 2003 (2005 for HMO's) and remaining at that level thereafter. Due to the ceilings on Company contributions, the effect of increases in health care cost trend rates do not have a material effect on the liability or expense.

14.      Incentive Stock Awards
         Stock Options
         The Company's stock incentive plans provide for the awarding of stock options to directors, officers and other key employees. All granted options lapse at the earlier of the expiration of the option term (not more than ten years from the grant date) or within three months following the date on which employment with the Company or its subsidiaries terminates.

         Changes in options outstanding for the three years ended December 31, 1997 are:

                                                                   Option Prices
                                                       -------------------------
                                                         Weighted
                                             Options      Average          Range
         -----------------------------------------------------------------------
         Outstanding at January 1, 1995 .    380,297      $ 10.35   $ 5.92-13.03
         -----------------------------------------------------------------------
         Granted ........................     65,350         6.11           6.11
         Exercised ......................     (3,195)        6.34           6.34
         Canceled .......................    (19,009)       10.07     6.34-12.32
         -----------------------------------------------------------------------
         Outstanding at December 31, 1995    423,443         9.74     5.92-13.03
         -----------------------------------------------------------------------
         Granted ........................    344,756         6.30     6.11- 6.97
         Canceled .......................   (303,350)       11.04     5.92-13.03
         -----------------------------------------------------------------------
         Outstanding at December 31, 1996    464,849         6.34     6.11- 8.06
         -----------------------------------------------------------------------
         Granted ........................     56,500        11.18          11.18
         Exercised ......................    (15,853)        6.15     6.11- 6.97
         Canceled .......................     (7,115)        6.15     6.11- 6.97
         -----------------------------------------------------------------------
         Outstanding at December 31, 1997    498,381      $  6.89   $ 6.11-11.18
         =======================================================================

         At December 31, 1997, there were 248,513 options exercisable with a weighted-average option price of $6.40 and a range from $6.11 to $8.06, and 93,000 options available for grant. The weighted-average remaining contractual life of outstanding options at December 31, 1997 and 1996 was 7.7 and 8.3 years, respectively.

         The Company has not recognized compensation expense in connection with stock option grants. Had compensation expense been determined based on the fair value on the grant date of options granted after December 31, 1994, the Company's net income and earnings per share on a pro forma basis would have been reduced for the years ended December 31 as follows:

         (Thousands of dollars,
          except per share data)      1997         1996        1995
         ----------------------------------------------------------
         Net Income:
         As reported .............  $ 5,491     $ 3,914     $ 1,646
         Pro forma ...............    5,360       3,813       1,631
         ==========================================================
         Earnings Per Share:
         As reported
           Basic .................  $   .84      $  .60      $  .25
           Diluted ...............      .83         .60         .25
         Pro forma
           Basic .................      .82         .58         .25
           Diluted ...............      .81         .58         .25
         ==========================================================

         The weighted-average fair value per share for options granted was $5.23, $2.51 and $1.92 for 1997, 1996 and 1995, respectively. The fair value was estimated using the Black-Scholes option-pricing model. For options granted in 1997, a dividend yield rate of 1.6%, expected stock volatility of 45%, expected option life of seven years and risk-free interest rate of 5.8% were used in estimating the value. For options granted in 1996, a dividend yield rate of 2.6%, expected stock volatility of 37%, expected option life of seven years and risk-free interest rate of 6.75% were used in estimating the value. For options granted in 1995, a dividend yield rate of 2.9%, expected stock volatility of 34%, expected option life of seven years and risk-free interest rate of 5.5% were used.

         Restricted Stock Awards
         The Company's stock incentive plans provide for the awarding of restricted stock to officers and key employees. The fair market value of the stock at the date of grant establishes the compensation amount which is amortized to operations over the restriction period. At December 31, 1997, all awards were fully amortized and an additional 61,880 shares were available for future awards.

15.      Leases

         The Company leases certain distribution and office facilities, machinery and equipment, and automotive equipment under various noncancelable lease agreements. The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

          Minimum annual rentals payable under noncancelable operating leases with a remaining term of more than one year from December 31, 1997 are as follows:

         Years Ending December 31,
         (Thousands of dollars)
          ----------------------------------------------
          1998 .........................          $1,959
          1999 .........................           1,445
          2000 .........................             725
          2001 .........................             229
          2002 .........................             233
          Thereafter ...................              33
         -----------------------------------------------
         Total minimum lease payments             $4,694
         ===============================================

         Rent expense, net of noncancelable  sublease income of none, $5,000 and
         $98,000  in  1997,  1996,  and  1995,  respectively,   was  $2,219,000,
         $2,182,000 and $2,382,000 for 1997, 1996, and 1995, respectively.

         The Company leases a distribution facility from two employees. Rent expense incurred in connection with this lease was $65,000, $63,000 and $60,000 in 1997, 1996, and 1995, respectively.


16.      Restructure Expense

         The Company recognized a restructuring expense of $1,315,000 in 1995 relating to the consolidation of five distribution centers, the realignment of two others, and the centralization of certain financial and information services. The expense consisted of $875,000 for employee severance compensation and $440,000 for costs associated with the closure of facilities. Except for continuing lease commitments for closed facilities, which fully terminated in 1997, substantially all of the costs were paid in 1995.


17.      New Accounting Standards

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

18.      Commitments and Contingencies

         The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. The Company does not believe that the ultimate resolution of such matters will have a material effect on the Company's consolidated financial position or results of operations.

         The Company has a commitment to purchase certain inventory from a supplier through December 1999. This commitment is not expected to surpass usage requirements through this period.

         The Company, along with many other potentially responsible parties, is a defendant in declaratory actions to determine the allocation of costs for the investigation and remediation of two Superfund cleanup sites. The Company believes its insurance will cover any costs incurred in these two matters. The Company is also, in general, subject to possible loss contingencies pursuant to federal or state environmental laws and regulations. Although these contingencies could result in future expenses or judgments, such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations.


19.      Quarterly Financial Information (unaudited)

         Summarized unaudited quarterly financial data for the years ended December 31, 1997 and 1996 are:

         (Thousands of dollars
          except per share data)               First     Second      Third      Fourth       Total
         -----------------------------------------------------------------------------------------
         Year Ended December 31, 1997 (1)
         Net sales ......................   $103,388   $103,170   $102,462   $ 105,847   $ 414,867
         Gross profit ...................     18,303     18,407     18,279      16,762      71,751
         Net income .....................      1,105      1,176      1,233       1,977       5,491
         Net income per share
           Basic ........................   $    .17   $    .18   $    .19   $     .30   $     .84
           Diluted ......................        .17        .18        .19         .29         .83

         Year Ended December 31, 1996 (2)
         Net sales ......................   $ 86,959   $ 87,898   $ 89,344   $ 102,456   $ 366,657
         Gross profit ...................     15,182     15,576     16,062      18,409      65,229
         Net income .....................        829        916        924       1,245       3,914
         Net income per share
           Basic ........................   $    .13   $    .14   $    .14   $     .19    $    .60
           Diluted ......................   $    .13   $    .14   $    .14   $     .19    $    .60


         (1) Income for the quarter and year ended December 31, 1997, includes $2,300,000 ($1,381,000 after tax) write-down of electronics inventory to market, $3,658,000 ($2,183,000 after tax) gain on the sale of a capital lease and $401,000 ($241,000 after tax) loss on a business divestiture.


         (2) The operations of the VGC acquisition are included from the August 1996 acquisition date for the St. Louis branch and the November 1996 acquisition date for the Minneapolis, Milwaukee, Des Moines and Omaha branches.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of PrimeSource Corporation

We have audited the accompanying consolidated balance sheets of PrimeSource Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. These financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PrimeSource Corporation and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 20, 1998

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1998, except information regarding executive officers which appears under Part I.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1998.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following financial statements have been included as part of this report:

                                                              Form 10-K
                                                                   Page
                                                             ----------
         Consolidated Statements of Income .......................   13
         Consolidated Balance Sheets .............................   14
         Consolidated Statements of Cash Flows ...................   15
         Consolidated Statements of Shareholders' Equity .........   16
         Notes to Consolidated Financial Statements ..............   17
         Report of Independent Accountants .......................   29

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

(b)       Reports on Form 8-K
          The Registrant did not file a report on Form 8-K during the quarter ended December 31, 1997.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES


                           SCHEDULE II -- VALUATION OF QUALIFYING ACCOUNTS AND RESERVES



Column A                                 Column B                Column C              Column D       Column E
-----------------------------------  ------------  -----------------------------  -------------  -------------
Classification                         Balance at                     Charged to                       Balance
                                        Beginning     Charged to           Other     Deductions         at End
(thousands of dollars)                  of Period       Expenses        Accounts     Write-offs      of Period
--------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1997
   Allowance for doubtful accounts      $   1,787      $     694       $              $    (568)(E)  $   1,913
   Amortization of goodwill                 1,102            333                                         1,435
   Inventory reserves                       3,172          2,602            (137)(A)       (973)(F)      4,664
--------------------------------------------------------------------------------------------------------------
                                            6,061          3,629            (137)        (1,541)         8,012
--------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1996
   Allowance for doubtful accounts      $   1,372      $     865                      $    (450)(E)  $   1,787
   Amortization of goodwill                   825            316             (39)(B)                     1,102
   Inventory reserves                       1,752            364       $   1,754 (C)       (698)(F)      3,172
--------------------------------------------------------------------------------------------------------------
                                            3,949          1,545           1,715         (1,148)         6,061
--------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1995
   Allowance for doubtful accounts      $   1,457      $   1,090                      $  (1,175)(E)  $   1,372
   Amortization of goodwill                   519            306                                           825
   Inventory reserves                       1,563            561             624 (D)       (996)(F)      1,752
--------------------------------------------------------------------------------------------------------------
                                            3,539          1,957             624         (2,171)         3,949
--------------------------------------------------------------------------------------------------------------

(A) Reserve disposed of with the sale of the pressroom material converting operation.

(B) Reserve disposed of with the sale of the assets of Onandaga Litho Supply, Inc.

(C) Related to the acquisition of VGC Corporation's branch operations in St. Louis, Missouri; Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska. (D) Related to the merger with Momentum Corporation.

(E) Doubtful accounts written off, net of any recoveries.

(F) The disposal of obsolete inventory, net of any recoveries.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated March 25, 1998
                                   /s/ James F. Mullan
                                   James F. Mullan
                                   President and
                                   Chief Executive Officer
                                   (principal executive officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on the behalf of the registrant and in the capacity and on the date indicated.



Dated March 25, 1998
                                   /s/ William A. DeMarco
                                   William A. DeMarco
                                   Vice President, Chief Financial Officer
                                   (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Capacity                           Date
-------------------------------         -----------------------------      ---------------

/s/ Richard E. Engebrecht               Chairman of the Board and          March 3, 1998
     Richard E. Engebrecht              Director of PrimeSource
                                        Corporation

/s/ Fred C. Aldridge, Jr.               Director of PrimeSource            March 3, 1998
     Fred C. Aldridge, Jr.              Corporation

/s/ Philip J. Baur, Jr.                 Director of PrimeSource            March 3, 1998
     Philip J. Baur, Jr.                Corporation

/s/ John H. Goddard, Jr.                Executive Vice President and       March 3, 1998
     John H. Goddard, Jr.               Director of PrimeSource
                                        Corporation

/s/ Gary MacLeod                        Director of PrimeSource            March 3, 1998
     Gary MacLeod                       Corporation

/s/ James F. Mullan                     President, Chief Executive         March 3, 1998
     James F. Mullan                    Officer and Director of
                                        PrimeSource Corporation

/s/ Klaus D. Oebel                      Director of PrimeSource            March 3, 1998
     Klaus D. Oebel                     Corporation

/s/ Edward N. Patrone                   Director of PrimeSource            March 3, 1998
     Edward N. Patrone                  Corporation


/s/ John M. Pettine                     Director of PrimeSource            March 3, 1998
     John M. Pettine                    Corporation


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

 (3.3) Amendment to Amended and Restated By-laws of the Registrant effective May 7, 1997. (filed as Exhibit 10.18 to Form 10-K, File No. 0-21750, dated March 28, 1997)

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

 (4.2) Form of Common Stock Certificate, effective September 1, 1994 (filed as Exhibit 4.2 to Form 10-K, File No. 0-21750, dated March 30, 1995)

(10.1) Form of Phillips & Jacobs, Inc. 1993 Long Term Incentive Plan (filed as Exhibit 10.1 to Form 10-K, File No. 0-21750, dated March 30, 1995)

(10.2) Form of Phillips & Jacobs, Incorporated Indemnification Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)*

(10.3) Form of Supplemental Executive Retirement Plan Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)*

(10.4) Employment Agreement between Phillips & Jacobs, Incorporated and D.M. Zewiske dated July 1, 1988 (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)*

(10.5) Employment Agreement between the Registrant and W.A. DeMarco dated December 31, 1996 (filed as Exhibit 10.5 to Form 10-K, File No. 0-21750, dated March 28, 1997)*

(10.6) Employment Agreement between the Registrant and J.F. Mullan dated December 31, 1996 (filed as Exhibit 10.6 to Form 10-K, File No. 0-21750, dated March 28, 1997)*

(10.7) Form of Tax Matters Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)

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

(10.14) Employment Agreement between the Registrant and John H. Goddard, Jr. dated December 24, 1996.*

(10.15) Form of Indemnification Agreement for Directors and certain officers effective September 1, 1994 and executed in January, 1996 (filed as
           Exhibit 10.22 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

(10.16) PrimeSource Corporation Pension Plan (filed as Exhibit 10.23 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

(10.17) Orlando, FL facility lease dated March 31, 1986 and August 14, 1995 Lease Extension between the Registrant and Dennis M. Zewiske as co-lessor (filed as Exhibit 10.25 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

(10.18) Credit Agreement dated as of November 1, 1996 by and among PrimeSource Corporation, Dixie Type & Supply Company, Inc., Onondaga Litho Supply Co., Inc. and The Banks Party Hereto and PNC Bank, National Association, As Agent (filed as Exhibit 10.18 to Form 10-K, File No. 0-21750, dated March 28, 1997)

10.19 Employment Agreement between the Registrant and Edward Padley dated December 31, 1997.*

10.20 Employment Agreement between the Registrant and D. James Purcell dated December 31, 1997.*

21.1       Subsidiaries of the Registrant

23.1       Consent of Coopers & Lybrand L.L.P., Independent Accountants

27         Financial Data Schedule for the year ended December 31, 1997

27.1       Restated Financial Data Schedule for the quarter ended March 31, 1997

27.2       Restated Financial Data Schedule for the quarter ended June 30, 1997

27.3       Restated  Financial Data Schedule for the quarter ended September 31,
           1997

27.4       Restated Financial Data Schedule for the year ended December 31, 1996

27.5       Restated Financial Data Schedule for the quarter ended March 31, 1996

27.6       Restated Financial Data Schedule for the quarter ended June 30, 1996

27.7       Restated  Financial Data Schedule for the quarter ended September 30,
           1996

99.1       Undertakings


        *Management   contracts   and/or   compensatory   plans,   contracts  or
         arrangements in which a director and/or a named executive officer participates.