Form 10-Q
period 1998-03-31
PRIMESOURCE CORP
filed 1998-05-11
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED MARCH 31, 1998

                                                        or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____TO ______


Commission File Number 000-21750

                             PrimeSource Corporation
                             ------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                         23-1430030
------------                                                         -----------
(State of incorporation)                                       (I.R.S. Employer
                                                             Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken, NJ                         08109
-------------------------------------------------                         ------
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



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                                Outstanding at May 8, 1998
-----                                                ---------------------------
Common stock, par value $.01                                   6,522,711 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                         Page No.
                                                                      --------

Consolidated Condensed Balance Sheets
     March 31, 1998 and December 31, 1997                                   3

Consolidated Condensed Statements of Income
     Three Months Ended March 31, 1998 and 1997                             4

Consolidated Condensed Statements of Cash Flows
     Three Months Ended March 31, 1998 and 1997                             5

Notes to Consolidated Condensed Financial Statements                        6


Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k                                  10


SIGNATURES                                                                 11




Certain  statements   contained  in  this  report  are   forward-looking.   Such
forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully implement its business strategies including successfully integrating business acquisitions, the effect of general economic conditions and technological, competitive and other changes in the industry and other risks and uncertainties as set forth in the Company's periodic reports and other filings with the Securities and Exchange Commission.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)


                                                   March 31,  December 31,
(Thousands of dollars)                                  1998          1997
--------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables ...................................   $ 60,518      $ 60,536
  Inventories ...................................     50,056        53,919
  Other .........................................      4,011         3,516
---------------------------------------------------------------------------
Total Current Assets ............................    114,585       117,971

Property and equipment, net .....................     12,338        12,315
Excess of cost over net assets
   of businesses acquired, net ..................      4,138         4,217
Other assets ....................................      3,829         3,988
---------------------------------------------------------------------------
Total Assets ....................................   $134,890      $138,491
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ......   $  1,355      $  1,362
  Accounts payable ..............................     31,574        34,045
  Book overdraft ................................        145         5,609
  Other accrued liabilities .....................      6,331         7,804
---------------------------------------------------------------------------
Total Current Liabilities .......................     39,405        48,820

Long-term obligations, net of current portion ...     37,818        32,788
Accrued pension liabilities and other liabilities      4,262         4,335
---------------------------------------------------------------------------
Total Liabilities ...............................     81,485        85,943
---------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value ..................         65            65
  Additional paid in capital ....................     25,625        25,586
  Retained earnings .............................     27,715        26,897
---------------------------------------------------------------------------
Total Shareholders' Equity ......................     53,405        52,548
---------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ......   $134,890      $138,491
===========================================================================

See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                         Three Months
(Thousands of dollars,                                 Ended March 31,
except per share amounts)                           1998         1997
----------------------------------------------------------------------
Net sales ..................................   $ 101,528    $ 103,388
Cost of sales ..............................      83,076       85,085
----------------------------------------------------------------------
Gross profit ...............................      18,452       18,303
Selling, general and administrative expenses      15,975       15,771
----------------------------------------------------------------------
Income from operations .....................       2,477        2,532
Interest expense ...........................        (680)        (750)
Other income ...............................          88           85
----------------------------------------------------------------------
Income before provision
 for income taxes ..........................       1,885        1,867
Provision for income taxes .................         773          762
----------------------------------------------------------------------

Net income .................................   $   1,112    $   1,105
======================================================================
Per share of common stock:
Net income per basic and diluted share .....   $     .17    $     .17
Cash dividends .............................        .045         .045
======================================================================


See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                    Three Months Ended March 31,
(Thousands of dollars)                                        1998         1997
--------------------------------------------------------------------------------
Operating Activities:
Net income .............................................   $  1,112    $  1,105
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .......................................        468         518
    Amortization .......................................         93         114
Changes in assets and liabilities affecting operations .       (631)     (2,368)
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ....      1,042        (631)
--------------------------------------------------------------------------------
Investing Activities:
Additions to property and equipment ....................       (491)       (500)
Net decrease in other assets ...........................        145         212
--------------------------------------------------------------------------------
Net cash used in investing activities ..................       (346)       (288)
--------------------------------------------------------------------------------

Financing Activities:
Proceeds from long-term obligations ....................     31,250      22,700
Repayment of long-term obligations .....................    (26,227)    (18,880)
Decrease in book overdraft .............................     (5,464)     (2,607)
Dividends paid .........................................       (294)       (294)
Proceeds from exercise of stock options ................         39
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ....       (696)        919
--------------------------------------------------------------------------------
Net change in cash .....................................       --          --
Cash, beginning of year ................................       --          --
--------------------------------------------------------------------------------
Cash, end of period ....................................   $   --    $      --
================================================================================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest ..........................................   $    420    $    689
     Income taxes ......................................        258         460
================================================================================

See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K for further information.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income for the three months ended March 31:

                                                         1998          1997
-----------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share ..........  6,521,084     6,514,779
Dilutive effect of stock options ..................    178,325        95,351
-----------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share ........  6,699,409     6,610,130
-----------------------------------------------------------------------------
Net income per share
Basic .............................................        .17           .17
Diluted ...........................................        .17           .17
=============================================================================

4.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Financial statement disclosures for prior periods are required to be restated.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Some of the more significant effects of SFAS No. 132 are that it: (i) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote; (ii) requires additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; (iii) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans; (iv) permits the aggregation of information about certain plans; (v) revises disclosures about defined contribution plans; and (vi) changes disclosures relating to multi-employer plans. SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or 106.

These statements are effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the applicable disclosure requirements. The adoption of these statements is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The adoption of this statement did not have any impact on the Company's consolidated results of operations, financial position or cash flows.


5.  Reclassifications

Certain reclassifications have been made to the 1997 consolidated condensed financial statements to conform to the 1998 presentation.


6.  Subsequent Event

In April 1998, the Company acquired Joseph Genstein, Inc., a printing products distributor in the Pittsburgh area. The business will be combined into the Company's existing Pittsburgh operation. This acquisition will be accounted for as a purchase and, accordingly, will be included in the Company's operating results from the acquisition date. The pro forma results of this acquisition would not have a significant impact on the Company's consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 1998 was $1,112,000 ($.17 per share) on sales of $101,528,000 compared to net income of $1,105,000 ($.17 per share) on sales of $103,388,000 for the same period last year.

Sales for the quarter decreased 2% compared to the same quarter last year. Supply sales decreased by 3%, which were partially offset by a 9% increase in system sales. The Company believes this decrease is due to an overall weakness in the industry in the first two months of the quarter and normal business disruptions incurred in the refocusing of the Company as a result of establishing the systems group in the fourth quarter of 1997. The Company believes this transition phase was substantially completed by the end of the quarter.

Gross profit as a percent of sales was 18.2% for the quarter ended March 31, 1998 compared to 17.7% for the same quarter last year. This increase reflects improved margins for system sales as a result of providing a better value matrix to the customer.

Selling, general and administrative expenses as a percent of sales increased from 15.3% in the first quarter of 1997 to 15.7% in 1998. This increase is primarily due to additional personnel costs within the systems group. The
Company anticipates revenue increases associated with these personnel costs during the remainder of the year.

Interest expense was $680,000 for the quarter ended March 31, 1998 compared to $750,000 for the same period last year. This decrease is primarily attributable to lower debt levels in 1998 as a result of proceeds from the sale of a capital lease and other business assets in the fourth quarter of 1997.

The effective tax rates for the quarter ended March 31, 1998 was 41% compared to 40.8% for the same period last year. The higher rate in 1998 is primarily due to non-deductible expenses being a higher percent to income.


Financial Condition and Liquidity

Net cash provided by operating activities for the three months ended March 31, 1998 was $1,042,000 compared to cash used of $631,000 for the same period last year. This improvement is primarily attributable to a reduction of the increase in net assets affecting operations in 1998 compared to 1997.

Net cash used in investing activities was $346,000 for the three months ended March 31, 1998 compared to $288,000 for the same period last year. Capital expenditures for the three months in 1998 were $491,000 compared to $500,000 for the same period last year. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $1,500,000.

Net cash used in financing activities was $696,000 for the three-month period ended March 31, 1998 compared to $919,000 provided from financing activities for the same period last year. During the quarter ended March 31, 1998, debt increased $5.0 million, which is primarily attributable to a decrease in the book overdraft level from the beginning of the year. For the same period last year, debt increased $3.8 million, which reflects the cash used in operating and investing activities and a reduction in the book overdraft level. The balance of the cash used for both periods was primarily for dividend payments.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $50 million of which $13.1 million was unused at March 31, 1998. The Company believes this facility combined with future cash flow from operations will be adequate to meet the ongoing capital requirements of the Company. For potential acquisitions which would exceed the current financing levels, the Company believes based on the current capacity of the balance sheet for additional debt, and the Company's prior success in integrating new acquisitions, additional debt capital would be available to the Company at favorable rates.


Procedures for the Year 2000 Issue

The Company's business system will require program modifications prior to the year 2000, for what is commonly referred to as the "Year 2000 Issue". Similar to other systems, the system currently abbreviates the year to a two-digit number. As currently programmed, this abbreviation will cause many of the functions within the system which are date sensitive to operate improperly or malfunction in the year 2000. The Company has contracted with the software manufacturer to work with the Company's management information system department to make the necessary programming changes to correct this problem. This work is scheduled for the summer of 1998. The Company does not anticipate the cost of the modifications will have a material impact on the Company's results of operations or financial position. In addition, the Company is in the process of initiating formal communications with its significant suppliers and customers to determine the extent to which the Company might be impacted by those third parties' failure to correct any year 2000 issues.


New Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Financial statement disclosures for prior periods are required to be restated.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Some of the more significant effects of SFAS No. 132 are that it: (i) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote; (ii) requires additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; (iii) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans; (iv) permits the aggregation of information about certain plans; (v) revises disclosures about defined contribution plans; and (vi) changes disclosures relating to multi-employer plans. SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or 106.

These statements are effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the applicable disclosure requirements. The adoption of these statements is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         Exhibit 27 -- Financial Data Schedule


b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended March 31, 1998.

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

DATE              May 8, 1998