Form 10-Q
period 1998-06-30
PRIMESOURCE CORP
filed 1998-08-11
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED JUNE 30, 1998

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO ______


                        Commission File Number 000-21750

                             PrimeSource Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                     23-1430030
------------                                               -----------------
(State of incorporation)                                    (I.R.S. Employer
                                                          Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken,  NJ                     08109
--------------------------------------------------                     ------
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



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                             Outstanding at August 7, 1998
-----                                             ------------------------------
Common stock, par value $.01                                   6,526,269 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                          Page No.
                                                                       --------

Consolidated Condensed Balance Sheets
     June 30, 1998 and December 31, 1997                                    3

Consolidated Condensed Statements of Income
     Three Months and Six Months Ended June 30, 1998 and 1997               4

Consolidated Condensed Statements of Cash Flows
     Six Months Ended June 30, 1998 and 1997                                5

Notes to Consolidated Condensed Financial Statements                        6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders               12

Item 6 - Exhibits and Reports on Form 8-k                                  12


SIGNATURES                                                                 13




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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)


                                                      June 30,  December 31,
(Thousands of dollars)                                   1998          1997
---------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables ...................................     $ 65,242     $ 60,536
  Inventories ...................................       49,402       53,919
  Other .........................................        4,305        3,516
----------------------------------------------------------------------------
Total Current Assets ............................      118,949      117,971

Property and equipment, net .....................       12,251       12,315
Excess of cost over net assets
   of businesses acquired, net ..................        4,484        4,217
Other assets ....................................        3,467        3,988
----------------------------------------------------------------------------
Total Assets ....................................     $139,151     $138,491
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ......     $  1,327     $  1,362
  Accounts payable ..............................       32,373       34,045
  Book overdraft ................................        5,293        5,609
  Other accrued liabilities .....................        8,359        7,804
----------------------------------------------------------------------------
Total Current Liabilities .......................       47,352       48,820

Long-term obligations, net of current portion ...       33,168       32,788
Accrued pension liabilities and other liabilities        4,228        4,335
----------------------------------------------------------------------------
Total Liabilities ...............................       84,748       85,943
----------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value ..................           65           65
  Additional paid in capital ....................       25,647       25,586
  Retained earnings .............................       28,691       26,897
----------------------------------------------------------------------------
Total Shareholders' Equity ......................       54,403       52,548
----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ......     $139,151     $138,491
============================================================================

            See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                           Three Months                  Six Months
                                                          Ended June 30,              Ended June 30,
(Thousands of dollars,                         ------------------------     -----------------------
except per share amounts)                            1998          1997          1998          1997
----------------------------------------------------------------------------------------------------
Net sales ..................................    $ 104,846     $ 103,170     $ 206,374     $ 206,558
Cost of sales ..............................       85,268        84,763       168,344       169,848
----------------------------------------------------------------------------------------------------
Selling, general and administrative expenses       16,734        15,627        32,709        31,398
----------------------------------------------------------------------------------------------------
Income from operations .....................        2,844         2,780         5,321         5,312
Interest expense ...........................         (774)         (806)       (1,454)       (1,556)
Other income ...............................           92            48           180           133
----------------------------------------------------------------------------------------------------
Income before provision
 for income taxes ..........................        2,162         2,022         4,047         3,889
Provision for income taxes .................          892           846         1,665         1,608
----------------------------------------------------------------------------------------------------

Net income .................................    $   1,270     $   1,176     $   2,382     $   2,281
====================================================================================================
Per share of common stock:
Net income per basic and diluted share
   Basic ...................................    $     .19     $     .18     $     .37     $     .35
   Diluted .................................          .19           .18           .36           .35
Cash dividends .............................         .045          .045           .09           .09
====================================================================================================


           See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                         Six Months Ended June 30,
(Thousands of dollars)                                         1998          1997
----------------------------------------------------------------------------------
Net income ...........................................     $  2,382      $  2,281
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................          937         1,019
    Amortization .....................................          186           229
Changes in assets and liabilities affecting operations         (955)       (6,120)
----------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ..        2,550        (2,591)
----------------------------------------------------------------------------------
Investing Activities:
Additions to property and equipment ..................         (845)         (911)
Payment for acquisition ..............................       (1,700)
Net (increase) decrease in other assets ..............          493            (9)
----------------------------------------------------------------------------------
Net cash used in investing activities ................       (2,052)         (920)
----------------------------------------------------------------------------------

Financing Activities:
Proceeds from long-term obligations ..................       59,250        41,750
Repayment of long-term obligations ...................      (58,905)      (39,184)
Increase (decrease) in book overdraft ................         (316)        1,638
Dividends paid .......................................         (588)         (587)
Purchase of common stock .............................                       (106)
Proceeds from exercise of stock options ..............           61
----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ..         (498)        3,511
----------------------------------------------------------------------------------
Net change in cash ...................................         --            --
Cash, beginning of year ..............................         --            --
----------------------------------------------------------------------------------
Cash, end of period ..................................     $   --        $   --
==================================================================================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest ........................................      $ 1,366      $  1,665
     Income taxes ....................................        2,140         2,137
==================================================================================

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

The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income:

                                                          Three Months                  Six Months
                                                         Ended June 30,              Ended June 30,
                                              -------------------------    ------------------------
                                                    1998          1997          1998          1997
---------------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share .     6,526,269     6,506,946     6,523,677     6,510,863
Dilutive effect of stock options .........       145,483        73,889       161,904        84,620
---------------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share     6,671,752     6,580,835     6,685,581     6,595,483
---------------------------------------------------------------------------------------------------
Net income per share:
Basic ....................................     $     .19     $     .18     $     .37     $     .35
Diluted ..................................           .19           .18           .36           .35
===================================================================================================

4.  Acquisition

In April 1998, the Company acquired the assets of Joseph Genstein, Inc. ("Genstein"), a printing products distributor in the Pittsburgh area. The business has been combined into the Company's existing Pittsburgh operation. The acquisition has been accounted for as a purchase and, accordingly, is included in the Company's operating results from the acquisition date. The pro forma results of this acquisition would not have had a significant impact on the Company's consolidated results of operations.


5.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Financial statement disclosures for prior periods are required to be restated. This statement is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the applicable disclosure requirements. The adoption of this statement is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Some of the more significant effects of SFAS No. 132 are that it: (i) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote; (ii) requires additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; (iii) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans; (iv) permits the aggregation of information about certain plans; (v) revises disclosures about defined contribution plans; and (vi) changes disclosures relating to multi-employer plans. SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or 106. This statement is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the applicable disclosure requirements.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 1999. The Company currently uses derivatives, interest rate swap agreements ("swaps"), to effectively fix the interest rate on a portion of the Company's floating rate debt. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these swaps. Under this statement, gains or losses will be recognized based on changes in the fair value of the swaps which generally occur as a result of changes in interest rates. The Company is currently evaluating the financial impact of adoption of this statement. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The adoption of this statement did not have any impact on the Company's consolidated results of operations, financial position or cash flows.


6.  Reclassifications

Certain reclassifications have been made to the 1997 consolidated condensed financial statements to conform to the 1998 presentation.


7.  Subsequent Event

In July 1998, the Company signed a letter of intent to acquire the graphics arts division of Bell Industries. The acquisition is anticipated to be completed before the end of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended June 30, 1998 was $1,270,000 ($.19 per diluted share) on sales of $104,846,000 compared to net income of $1,176,000 ($.18 per diluted share) on sales of $103,170,000 for the same period last year. For the six months ended June 30, 1998, net income was $2,382,000 ($.36 per diluted share) on sales of $206,374,000 compared to net income of $2,281,000 ($.35 per diluted share) on sales of $206,558,000 for the same period last year.

Sales for the six-month period ended June 30, 1998 were level compared to the same period last year. Sales were down by approximately 2% in the first quarter with a corresponding increase in the second quarter. The first quarter decrease was primarily attributable to a weakness in the industry in consumable sales in the first two months of the quarter. During the second quarter, the Company's consumable sales showed modest increases over 1997 sales. In addition to improved consumable sales, the Company had increased digital printing sales over prior quarters.

Gross profit as a percent of sales was 18.7% for the quarter and 18.4% for the six-month period ended June 30,1998 compared to 17.8% for the same periods last year. This increase is primarily the result of improved margins in system sales and digital printing sales which provide a higher margin.

Selling, general and administrative expenses as a percent of sales were 16% for the quarter and 15.8% for the six-month period compared to 15.2% and 15.1%, respectively, for the same periods last year. This increase is primarily attributable to additional personnel costs within the systems group. These additional costs have been partially offset by improved margins in systems sales and the Company will need and anticipates increased sales to fully justify these costs.

Interest expense was $774,000 and $1,454,000 for the three and six-month period ended June 30, 1998 compared to $806,000 and $1,556,000, respectively, for the same periods last year. The decrease is primarily attributable to lower debt levels in 1998 as a result of proceeds from the sale of a capital lease and other business assets in the fourth quarter of 1997.

The effective tax rates for the quarter and six-month period were 41.3% and 41.1%, respectively, compared to 41.8% and 41.3%, respectively, for the same periods last year. The difference between the effective tax rates and the federal statutory rate of 34% is attributable to the effect of state income taxes and non-deductible expenses, which also effect the rate differences between periods.


Financial Condition and Liquidity

Net cash provided by operating activities for the six months ended June 30, 1998 was $2,550,000 compared to net cash used of $2,591,000 for the same period last year. This improvement is attributable to improved management of working capital in 1998 compared to 1997.

Net cash used in investing activities was $2,052,000 for the six months ended June 30, 1998 compared to $920,000 for the same period last year. The increase in 1998 is attributable to the acquisition of the assets of Genstein in April 1998. Additional capital expenditures for existing operations for the year, for which there are no material commitments, are anticipated to be approximately $1,100,000.

Net cash used in financing activities was $498,000 for the six-month period ended June 30, 1998 compared to $3,511,000 provided from financing activities for the same period last year. Debt increased $345,000 during the six months ended June 30, 1998. The capital requirements during the period, including the Genstein acquisition, were primarily provided for with the cash produced from operating activities. For the same period last year, debt increased $2.6 million, which is primarily attributable to the cash used in operating activities.

The Company's primary source of debt financing is a revolving credit agreement. In April 1998, the commitment under the agreement was increased from $50 million to $75 million of which $42.5 million was unused at June 30, 1998. In addition, the Company has $10 million available under an uncommitted line. The Company believes these facilities combined with future cash flow from operations will be adequate to meet the ongoing capital requirements of the Company and fund future acquisition needs.


Procedures for the Year 2000 Issue

The Company's business system will require program modifications prior to the year 2000, for what is commonly referred to as the "Year 2000 Issue". Similar to other systems, the system currently abbreviates the year to a two-digit number. As currently programmed, this abbreviation will cause many of the functions within the system which are date sensitive to operate improperly or malfunction in the year 2000. The Company has contracted with the software manufacturer to work with the Company's management information system department to make the necessary programming changes to correct this problem. This work has begun and is scheduled to be completed by late 1998 or early 1999. The Company does not anticipate the cost of the modifications will have a material impact on the Company's results of operations or financial position. In addition, the Company is in the process of initiating formal communications with its significant suppliers and customers to determine the extent to which the Company might be impacted by those third parties' failure to correct any year 2000 issues.


New Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Financial statement disclosures for prior periods are required to be restated. This statement is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the applicable disclosure requirements. The adoption of this statement is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Some of the more significant effects of SFAS No. 132 are that it: (i) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote; (ii) requires additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; (iii) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans; (iv) permits the aggregation of information about certain plans; (v) revises disclosures about defined contribution plans; and (vi) changes disclosures relating to multi-employer plans. SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or 106. This statement is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the applicable disclosure requirements.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 1999. The Company currently uses derivatives, interest rate swap agreements ("swaps"), to effectively fix the interest rate on a portion of the Company's floating rate debt. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these swaps. Under this statement, gains or losses will be recognized based on changes in the fair value of the swaps which generally occur as a result of changes in interest rates. The Company is currently evaluating the financial impact of adoption of this statement. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

a. The Company's annual meeting of shareholders was held on May 12, 1998.

b. Matters voted upon at the meeting and the results of those votes were as follows:

         Election of Directors

                                   For     Against        Withheld
         ---------------------------------------------------------
         Gary MacLeod .......5,323,656          --         229,287
         James F. Mullan ....5,332,163          --         220,780
         Klaus D. Oebel .....5,327,269          --         225,674

     Other directors whose terms of office continued after the meeting are as follows: Fred C. Aldridge, Jr., Philip J. Baur, Jr., Richard E. Engebrecht, John H. Goddard, Jr., Edward N.Patrone and John M. Pettine

         Approval of Independent Auditors
                                                                   For   Against  Abstain
     -------------------------------------------------------------------------------------
     Approval of Coopers & Lybrand  L.L.P.,
     Certified  Public  Accountants,  as
     independent  public  auditors  for  1998...............  5,514,480  124,361   15,451

     The foregoing matters are described in detail in the Company's proxy statement dated April 9, 1998.

Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         Exhibit 27 -- Financial Data Schedule


b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended June 30, 1998.

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

DATE              August 7, 1998