Form 10-Q
period 1998-09-30
PRIMESOURCE CORP
filed 1998-11-16
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                                        or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE   ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                       Commission File Number 000- 21750

                             PrimeSource Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                       23-1430030
------------------------                                      ----------------
(State of incorporation)                                      (I.R.S. Employer
                                                            Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken,  NJ                       08109
--------------------------------------------------                   ---------
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



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                           Outstanding at November 9, 1998
----------------------------                    -------------------------------
Common stock, par value $.01                                   6,529,357 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                          Page No.
                                                                       --------

Consolidated Condensed Balance Sheets
     September 30, 1998 and December 31, 1997                                3

Consolidated Condensed Statements of Income
     Three Months and Nine Months Ended September 30, 1998 and 1997          4

Consolidated Condensed Statements of Cash Flows
     Nine Months Ended September 30, 1998 and 1997                           5

Notes to Consolidated Condensed Financial Statements                         6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         9


PART II - OTHER INFORMATION

Item 5 - Other Matters                                                      12

Item 6 - Exhibits and Reports on Form 8-k                                   12


SIGNATURES                                                                  13




Certain  statements   contained  in  this  report  are   forward-looking.   Such
forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully implement its business strategies including successfully integrating business acquisitions, the effect of general economic conditions and technological, competitive and other changes in the industry, the effect of year 2000 issues, and other risks and uncertainties as set forth in the Company's periodic reports and other filings with the Securities and Exchange Commission.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)


(Thousands of dollars,                         September 30,   December 31,
 except per share information)                         1998           1997
---------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables, net ..............................   $ 83,477       $ 60,536
  Inventories ...................................     65,968         53,919
  Other .........................................      4,187          3,516
----------------------------------------------------------------------------
Total Current Assets ............................    153,632        117,971

Property and equipment, net .....................     13,231         12,315
Excess of cost over net assets
   of businesses acquired, net ..................     16,941          4,217
Other assets ....................................      4,313          3,988
----------------------------------------------------------------------------
Total Assets ....................................   $188,117       $138,491
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ......   $  1,316       $  1,362
  Accounts payable ..............................     43,832         34,045
  Payable on acquisition ........................     15,100
  Book overdraft ................................      2,999          5,609
  Other accrued liabilities .....................      5,188          7,804
----------------------------------------------------------------------------
Total Current Liabilities .......................     68,435         48,820

Long-term obligations, net of current portion ...     60,446         32,788
Accrued pension liabilities and other liabilities      4,108          4,335
----------------------------------------------------------------------------
Total Liabilities ...............................    132,989         85,943
----------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value ..................         65             65
  Additional paid in capital ....................     25,664         25,586
  Retained earnings .............................     29,399         26,897
----------------------------------------------------------------------------
Total Shareholders' Equity ......................     55,128         52,548
----------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ......   $188,117       $138,491
=============================================================================

See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                         Three Months               Nine Months
(Thousands of dollars,                             Ended September 30,       Ended September 30,
except per share amounts)                           1998         1997         1998         1997
-----------------------------------------------------------------------------------------------
Net sales ..................................   $ 109,486    $ 102,462    $ 315,860    $ 309,020
Cost of sales ..............................      89,878       84,183      258,222      254,031
------------------------------------------------------------------------------------------------
Gross profit ...............................      19,608       18,279       57,638       54,989
Selling, general and administrative expenses      17,166       15,560       49,875       46,958
------------------------------------------------------------------------------------------------
Income from operations .....................       2,442        2,719        7,763        8,031
Interest expense ...........................        (834)        (779)      (2,288)      (2,335)
Other income ...............................         105          158          285          291
------------------------------------------------------------------------------------------------
Income before provision
 for income taxes ..........................       1,713        2,098        5,760        5,987
Provision for income taxes .................         711          865        2,376        2,473
------------------------------------------------------------------------------------------------

Net income .................................   $   1,002     $  1,233      $ 3,384     $  3,514
=================================================================================================
Per share of common stock:
Net income per basic and diluted share
   Basic ...................................    $    .15     $    .19      $   .52     $    .54
   Diluted .................................         .15          .19          .51          .53
Cash dividends .............................        .045         .045         .135         .135
================================================================================================


See notes to consolidated condensed financial statements.

                             PRIMESOURCE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                 Nine Months Ended September 30,
(Thousands of dollars)                                       1998          1997
--------------------------------------------------------------------------------
Operating Activities:
Net income ...........................................   $   3,384    $   3,514
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................       1,434        1,551
    Amortization .....................................         295          333
    Other ............................................                     (127)
Changes in assets and liabilities affecting operations       4,230       (2,544)
--------------------------------------------------------------------------------
Net cash provided by  operating activities ...........       9,343        2,727
--------------------------------------------------------------------------------

Investing Activities:
Additions to property and equipment ..................      (1,193)      (1,568)
Payment for acquisitions, net of cash acquired .......     (32,338)
Proceeds from sale of property and equipment .........                      547
Net (increase) decrease in other assets ..............         302         (456)
--------------------------------------------------------------------------------
Net cash used in investing activities ................     (33,229)      (1,477)
--------------------------------------------------------------------------------

Financing Activities:
Proceeds from long-term obligations ..................     115,900       61,700
Repayment of long-term obligations ...................     (88,600)     (59,516)
Decrease in book overdraft ...........................      (2,610)      (2,468)
Purchase of common stock .............................                     (106)
Dividends paid .......................................        (882)        (879)
Proceeds from exercise of stock options ..............          78           19
--------------------------------------------------------------------------------
Net cash provided by  (used in) financing activities .      23,886       (1,250)
--------------------------------------------------------------------------------
Net change in cash ...................................        --           --
Cash, beginning of year ..............................        --           --
--------------------------------------------------------------------------------
Cash, end of period ..................................   $    --      $    --
================================================================================

Supplemental  disclosures of cash flow information
Cash paid during the period for:
     Interest ........................................   $   2,130    $   2,465
     Income taxes ....................................       3,694        2,937
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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income:

                                                      Three Months             Nine Months
                                                Ended September 30,     Ended September 30,
                                                  1998        1997       1998         1997
------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share .   6,528,409   6,503,470   6,525,254   6,508,398
Dilutive effect of stock options .........     120,193     144,367     148,000     104,536
-------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share   6,648,602   6,647,837   6,673,254   6,612,934
-------------------------------------------------------------------------------------------
Net income per share:
Basic ....................................   $     .15   $     .19   $     .52   $     .54
Diluted ..................................         .15         .19         .51         .53
===========================================================================================

4.  Acquisition

On September 14, 1998, the Company acquired the net assets of Bell Industries' graphic arts division ("Bell acquisition") with thirteen locations in the west, southwest and midwest. The final purchase price, which is based on a final balance sheet and certain guaranties regarding receivables and inventory, will be between $40 and $45 million. At September 30, 1998, $30.6 million had been paid with the adjusted balance to be paid prior to March 31, 1999. Assuming the acquisition had occurred at the beginning of the period, the estimated unaudited sales and net income for the nine months ended September 30, 1998 would have been approximately $415.5 million and $3,662,000 ($.56 per basic share and $.55 per diluted share), respectively. For the nine months ended September 30, 1997, estimated pro-forma sales and net income would have been approximately $427.2 million and $3,698,000 ($.57 per basic share and $.56 per diluted share), respectively. The decrease in pro-forma sales from 1997 to 1998, is the result of a decrease in Bell sales.

In April 1998, the Company acquired the assets of Joseph Genstein, Inc. ("Genstein"), a printing products distributor in the Pittsburgh area for approximately $1.7 million. The business has been combined into the Company's existing Pittsburgh operation. The pro forma results of this acquisition would not have had a significant impact on the Company's consolidated results of operations.

These acquisitions have been accounted for as a purchases and, accordingly, are included in the Company's operating results from the acquisition dates.


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

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 1999. The Company currently uses interest rate swap agreements ("swaps") to effectively fix the interest rate on a portion of the Company's floating rate debt. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these swaps. Under this statement, gains or losses will be recognized based on changes in the fair value of the swaps which generally occur as a result of changes in interest rates. The Company is currently evaluating the financial impact of adoption of this statement. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended September 30, 1998 was $1,002,000 ($.15 per diluted share) on sales of $109,486,000 compared to net income of $1,233,000 ($.19 per diluted share) on sales of $102,462,000 for the same period last year. For the nine months ended September 30, 1998, net income was $3,384,000 ($.51 per diluted share) on sales of $315,860,000 compared to net income of $3,514,000 ($.53 per diluted share) on sales of $309,020,000 for the same period last year.

Sales for the three and nine-month period ended June 30, 1998 increased 7% and 2%, respectively, compared to the same periods last year. The majority of this increase was due to the Bell acquisition in mid-September. Continuing annual sales from this acquisition are expected to be approximately $135 million. Excluding the effect of the acquisition, the Company had sales growth in consumable products and digital presses. This increase was partially offset by decreased electronic systems sales. The Company expects improved electronic sales as customers take advantage of the continuing technological improvements in the industry.

Gross profit as a percent of sales was 17.9 % for the quarter and 18.2% for the nine-month period ended September 30, 1998 compared to 17.8% for the same periods last year. This increase is primarily the result of improved margins in system sales and digital printing sales which provide a higher margin.

Selling, general and administrative expenses as a percent of sales were 15.7% for the quarter and 15.8% for the nine-month period compared to 15.2% for the same periods last year. This increase is primarily attributable to additional personnel costs within the systems group. The Company expects the Bell acquisition to decrease the percent of operating expenses to sales as a result of the fixed administrative costs being applied to a larger sales base and the elimination of certain duplicate facility and administrative costs.

Interest expense was $834,000 and $2,288,000 for the three and nine-month period ended September 30, 1998, respectively, compared to $779,000 and $2,335,000 for the same periods last year, respectively. Interest expense will increase substantially in future periods as a result of the Bell.

The effective tax rates for the quarter and nine-month period were 41.5% and 41.3%, respectively, compared to 41.2% and 41.3%, respectively, for the same periods last year. The difference between the effective tax rates and the federal statutory rate of 34% is attributable to the effect of state income taxes and non-deductible expenses, which also effect the rate differences between periods.


Financial Condition and Liquidity

Net cash provided by operating activities for the nine months ended September 30, 1998 was $9,343,000 compared to $2,727,000 provided for the same period last year. This improvement is attributable to improved management of working capital in 1998 compared to 1997.

Net cash used in investing activities was $33,229,000 for the nine months ended September 30, 1998 compared to $1,477,000 for the same period last year. The increase in 1998 is primarily attributable to the Bell acquisition in September 1998. In addition to the $30.6 million paid in September 1998 for this acquisition, an additional amount of between $10 and $15 million will be paid by March 31, 1999. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $800,000.

Net cash used in financing activities was $23,886,000 for the nine-month period ended September 30, 1998 compared to $1,250,000 provided from financing activities for the same period last year. The cash provided for 1998 was from increased debt as a result of the Bell acquisition.

The Company's primary source of debt financing is a $75 million revolving credit agreement of which $15.2 million was unused at September 30, 1998. In addition, the Company has $10 million available under an uncommitted line.


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

     The business system was initially installed in 1990. The system was acquired from a software manufacturer and was modified to meet certain Company requirements. Since the initial installation, the software manufacturer has made several upgrades to the product, including making the software year 2000 compliant. Historically, the Company has elected not to install the available system upgrades because of the potential additional programming costs of making any required changes to the custom modifications made. To become year 2000 compliant and, in addition, to take advantage of other enhancements in the software, the Company has decided to install the manufacturer's software upgrades. In addition, the Company has contracted with the manufacturer to make the necessary programming changes required as a result of the Company's separate custom modifications to the program. The manufacturer is scheduled to complete the changes for testing by the Company by the end of January, 1999. The Company expects the final testing of the updated software to be completed by the end of March, 1999.

The Company believes it has allowed adequate time, including time for unexpected delays, to complete the project prior to the year 2000. Accordingly, at this point the Company has not made any formal contingency plans.

The total cost of the system improvements, which incorporate the Year 2000 compliance, are estimated to be $300,000 of which approximately $40,000 had been expended through September 30, 1998, with the balance expected to be incurred by the end of the first quarter of 1999.

With regard to potential implications to the Company of suppliers not being year 2000 compliant, the Company through questionnaires and direct contact with major suppliers, is in the process of reviewing the status of their compliance. At this time, the Company does not believe there will be a compliance problem with any of its significant suppliers.

With regard to the Company's customer base, the Company is not requesting any specific information from its customers. The Company has over 25,000 customers and does not feel the potential exposures justify the cost of surveying this customer base. The Company does share information electronically with certain customers and is working with these customers with regard to potential transmission problems.

With regard to other areas of exposure, the Company's facilities consist primarily of leased warehouse facilities in large metropolitan areas using local utilities. Each location is responsible for contacting the local utilities to verify their compliance. With regard to communication lines, the business system lines are through a major supplier who has provided assurances they will be 2000 compliant. Locations are responsible for local phone service compliance. As the Company does not have any specific contract services with power companies or other utilities or sophisticated production equipment, they are not subject to many of the potential problems of a manufacturing or service environment. However, due to the interdependence of telecommunication, power and other utility services and the other general uncertainties of this issue, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 1999. The Company currently uses interest rate swap agreements ("swaps") to effectively fix the interest rate on a portion of the Company's floating rate debt. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these swaps. Under this statement, gains or losses will be recognized based on changes in the fair value of the swaps which generally occur as a result of changes in interest rates. The Company is currently evaluating the financial impact of adoption of this statement. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

                           PART II. OTHER INFORMATION



Item 5.  Other Information

         Shareholders of the Company are entitled to submit proposals on matters appropriate for shareholder action consistent with regulations of the Securities and Exchange Commission ("SEC") and the Company's bylaws. Should a shareholder wish to have a proposal considered for inclusion in the proxy statement for the Company's 1999 annual meeting, under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such proposal must be received by the Company on or before December 29, 1998.

         In connection with the Company's 1999 annual meeting and pursuant to recently amended Rule 14a-4 under the Exchange Act, if the shareholder's notice is not received by the Company on or before December 29, 1998, the Company (through management proxy holders) may exercise discretionary voting authority when the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.

         The above summary, which sets forth only the procedures by which business may be properly brought before and voted upon at the Company's annual meeting, is qualified in its entirety by reference to the Company's bylaws.


Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         none


b.       Reports on Form 8-K

         On September 28, 1998, the Registrant filed a Form 8-K to report the acquisition of Bell Industries' graphics arts division.

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

DATE              November 16, 1998