Form 10-K
period 1998-12-31
PRIMESOURCE CORP
filed 1999-03-29
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For the year ended December 31, 1998           Commission file Number  000-21750

                             PRIMESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                         23-1430030
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

4350 Haddonfield Road, Suite 222, Pennsauken, N.J.                        08109
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 24, 1999 the aggregate market value of the voting stock held by nonaffiliates was approximately $36.7 million.

As of March 24, 1999 there were 6,536,018 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Item 10- Directors Only, and Items 11, 12 and 13 of Part III). The index of exhibits is located on page 34 of this document.

                                     PART I.

Certain statements contained in this annual report are forward-looking. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully implement its business strategies including successfully integrating business acquisitions, the effect of general economic conditions and technological, competitive and other changes in the industry, the impact of year 2000 issues and other risks and uncertainties as set forth in the Company's periodic reports and other filings with the Securities and Exchange Commission.


ITEM I.  BUSINESS

PrimeSource Corporation (the "Company") is a major national distributor serving the printing and publishing industry. For approximately 135 years, the Company or its unincorporated predecessor has been servicing this industry. The Company, which was incorporated under the laws of the Commonwealth of Pennsylvania in 1954, was acquired as a wholly-owned subsidiary of Tasty Baking Company ("TBC"), Philadelphia, Pennsylvania in 1965. On August 1, 1993, TBC spun-off 100% of the ownership of the Company in a dividend distribution of the Company common stock to the shareholders of TBC. As a result, the Company became an independent publicly-owned company whose shares are traded on the Nasdaq National Market.

The Company has had three significant business combinations in the past five years. In 1994, Momentum Corporation with sales of approximately $165 million merged into the Company. In 1996, the Company acquired five of VGC Corporation's branch operations with sales of approximately $55 million. In 1998, the Company acquired the graphic imaging group of Bell Industries, Inc. with sales of approximately $135 million. With these acquisitions, the Company has a significant presence in all of the major markets in the United States. The Company believes there will be a continuing consolidation of distributors in the industry and the Company's business strategy will continue to include pursuing such acquisitions which will either expand the Company's presence in key markets and/or offer new products and services to the printing and publishing industry.

The Company is headquartered in Pennsauken, New Jersey. The operations are divided into three geographic regions. The Company maintains a decentralized management structure that allows the operating regions broad discretion in the conduct of their respective businesses, including responsibility for management of suppliers, customers and employees. Management is evaluated against their financial and non-financial goals which are established on an annual basis. The Company emphasizes sales growth as well as return on sales and net assets. In order to provide shareholder value, the Company believes it must strive to maximize its long-term return on capital employed. By quantifying this objective and applying it at the operating level, the Company believes it can best meet this goal. Management believes that the concept of fostering and perpetuating the entrepreneurial drive of operating management will continue to be a key factor in the Company's future success.

The Company presently represents over 500 suppliers, sells and supports more than 50,000 products and has a customer base in excess of 30,000. No customer accounted for more than 2% of the Company's net sales in 1998.

The Company offers consumables,such as films, plates, blankets, papers and chemistries; scanners, servers, work stations, image setters, computer-to-plate devices and other digital electronic equipmentand the applicable software; and press, bindery and other finishing machinery. The Company is the U.S. distributor for Xeikon, which manufacturers on-demand and variable data digital color printing systems and supplies. With the product range and in-house expertise, the Company feels it is a premiere provider of printing solutions. The printing industry has transitioned and continues to move through a period of rapid technological change. Accordingly, the Company's product mix continues to evolve, however, it remains positioned through both product and process knowledge to fully service this market.

In addition, there has been and continues to be a consolidation of the customer base. Many printing and imaging customers want a single source for design, pre-press preparation, and printing. Consolidation eliminates duplicate overhead costs and creates larger entities capable of supporting more sophisticated management techniques, from strategic planning through actual production.
Management expects to continue to see this consolidation of customers into larger operations offering more services to their customers.

While the Company sells primarily the same products as its competitors, generally at similar prices, the Company attempts to differentiate itself by providing a value-added approach with products and training and technical support that can make its customers more efficient and effective. In addition, the Company's broad geographic presence provides an advantage in servicing regional and national customers.

There are over 300 independent dealers in the United States competing in this industry with no dealer accounting for more than 15% of the total industry sales. The Company believes it is one of the largest dealers in the United States in terms of annual sales and covers a broader range of geographical markets in the United States than any of its competitors. The Company has minimal foreign sales or income.

The Company owns several trademarks and tradenames. To the extent trademarks, tradenames, or patents are significant to the Company's business, they are owned by the manufacturers the Company represents.

The Company has minimal backlog. The nature of its business is such that it maintains substantial inventories in order to supply its customers immediately upon receipt of an order. Approximately 30% of the Company's inventories are consigned at various customer locations. Usage of consigned inventories is monitored at least monthly through a physical inventory taken by Company personnel.

Company management does not believe that compliance with federal, state or local laws relating to the protection of the environment will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company employed 870 employees at December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                  BUSINESS EXPERIENCE                                POSITION HELD
NAME                                  AGE          LAST FIVE YEARS                                           SINCE
-------------------------           ------    ----------------------------                   ----------------------
James F. Mullan                       59       President and Chief Executive                           1991-Present
President and                                      Officer of Registrant
Chief Executive Officer

John H. Goddard, Jr.                  51       Executive Vice President                            September, 1994-
Executive Vice President                           of Registrant                                            Present
                                               President, Chief Executive Officer                         1992-1994
                                                   of Momentum Corporation


William A. DeMarco                    53       Vice President and Chief Financial Officer          September, 1994-
Vice President and                                 of Registrant                                            Present
Chief Financial Officer                        Vice President of Finance, Treasurer, and                  1993-1994
                                                   Secretary of Registrant


Barry C. Maulding                     53       Vice President, General Counsel                     September, 1994-
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
                                               General Counsel and Corporate
                                               Secretary of Momentum Corporation


ITEM 2.  PROPERTIES

The locations and primary use of the physical properties of the Company are as follows:


                                                                     Approximate
                                                                          Square
Location                                                                 Footage
--------------------------------------------------------------------------------
Corporate Headquarters
       Pennsauken, NJ                                                      7,400

Distribution/Sales Facilities
       Atlanta, GA (Norcross)                                             23,200
       Birmingham, AL                                                     37,000
       Boston, MA (Hingham)                                               13,500
       Chicago, IL (Itasca)                                               49,600
       Cincinnati, OH                                                     35,000
       Dallas, TX                                                         17,500
       Denver, CO                                                         10,000
       Des Moines, IA (Ankeny)                                            14,000
       Houston, TX (Bellaire)                                             10,300
       Jackson, MS (Richland)                                              6,000
       Kalamazoo, MI                                                      20,000
       Kansas City, KS                                                    16,800
       Lancaster, PA (Lititz)                                             14,000
       Las Vegas, NV                                                       6,000
       Los Angeles, CA                                                    44,900
       Miami, FL (Miramar)                                                14,700
       Milwaukee, WI (New Berlin)                                         16,300
       Minneapolis, MN (Mendota Heights)                                  53,600
       Mobile, AL                                                          5,100
       Nashville, TN                                                      16,000
       New Orleans, LA (Harahan)                                           8,800
       Omaha, NE                                                          15,000
       Orlando, FL                                                        14,400
       Pennsauken, NJ                                                     32,000
       Phoenix, AZ                                                        11,500
       Pittsburgh, PA                                                     10,500
       Portland, OR (Wilsonville)                                          8,800
       Sacramento, CA                                                      7,600
       St. Louis, MO                                                      22,000
       St. Paul, MN                                                       47,000
       San Diego, CA                                                      10,600
       San Jose, CA                                                       21,300
       Seattle, WA (Auburn)                                                8,300




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

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. Management believes that none of the litigation in which the Company is currently involved would, individually or in the aggregate, have a material effect on the Company's consolidated financial position or results of operations and cash flows when resolved in a future period.

The Company, along with many other potentially responsible parties, is a defendant in a declaratory action to determine an allocation of costs for the investigation and remediation of a Superfund cleanup site. The Company believes its insurance will cover any costs incurred in this matter. The Company is also, in general, subject to possible loss contingencies pursuant to federal or state environmental laws and regulations. Although these contingencies could result in future expenses or judgments, such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock trades on the Nasdaq National Market under the symbol PSRC.

The following quarterly stock price and dividend information is provided for 1998 and 1997.

                                             Stock Price
                            ----------------------------        Cash Dividends
                                  High               Low             Per Share
------------------------------------------------------------------------------
1998
   First Quarter             $   11.50        $     9.37            $     .045
   Second Quarter                11.50              8.25                  .045
   Third Quarter                  9.75              7.87                  .045
   Fourth Quarter                 8.06              6.25                  .045

1997
   First Quarter             $    8.75        $     7.63             $    .045
   Second Quarter                 8.25              7.00                  .045
   Third Quarter                 10.63              7.63                  .045
   Fourth Quarter                13.00              9.63                  .045



The payment of future cash dividends will depend on the level and growth of the Company's earnings and the Company's needs for cash.

There were approximately 3,300 shareholders of record as of December 31, 1998.

For purposes of computing the aggregate market value of the voting stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all directors and officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed with the Securities and Exchange Commission by April 30, 1999.

ITEM 6.  SELECTED FINANCIAL DATA
This information should be read in conjunction with the Company's consolidated financial statements included herein.

                                                                                       Years Ended December 31,
                                         -----------------------------------------------------------------------
(in thousands, except per share amounts)          1998(1)        1997(2)       1996          1995(3)       1994
----------------------------------------------------------------------------------------------------------------
Statement of Income Data
Net sales                                     $453,047       $414,867      $366,657      $357,077      $238,154
Cost of sales                                  369,844        343,116       301,428       293,790       194,346
---- ----------------------------------------------------------------------------------------------------------
Gross profit                                    83,203         71,751        65,229        63,287        43,808
Operating expenses                              72,820         63,257        57,033        58,615        37,362
---------------------------------------------------------------------------------------------------------------
Income from operations                          10,383          8,494         8,196         4,672         6,446
Interest expense                                (3,605)        (2,913)       (1,915)       (2,235)       (1,113)
Gain on sale of capital lease                                   3,658
Loss on business divestiture                                     (401)
Other income-net                                   297            515           421           441           408
---------------------------------------------------------------------------------------------------------------
Income before provision for income taxes         7,075          9,353         6,702         2,878         5,741
Provision for income taxes                       2,975          3,862         2,788         1,232         2,210
---------------------------------------------------------------------------------------------------------------

Net income                                    $  4,100       $  5,491      $  3,914      $  1,646  $      3,531
===============================================================================================================

Per Share Data
Net income per basic share                        $.63           $.84          $.60          $.25          $.72
Net income per diluted share                       .62            .83           .60           .25           .71
Cash dividends per share                           .18            .18           .18           .38           .45
===============================================================================================================

Balance Sheet Data
Working capital                               $100,252       $ 69,151      $ 67,040      $ 65,168      $ 60,987
Total assets                                   191,047        138,491       134,175       119,804       120,760
Total long-term obligations                     75,205         32,788        36,250        32,202        29,094
Shareholders' equity                            55,611         52,548        48,183        45,572        46,169
===============================================================================================================


(1) Income for 1998, includes a one-time restructure and other expense of $1,050,000 ($634,000 after tax) relating to the reorganization of the Company into three regions and the integration of an acquisition.

(2)    Income  for  1997,  includes  a charge  to cost of sales  for  $2,300,000
       ($1,381,000 after tax) for the write-down of electronic equipment inventory, a $3,658,000 ($2,183,000 after tax) gain on the sale of a capital lease and a $401,000 ($241,000 after tax) loss on a business divestiture.

(3) Income for 1995, includes a one-time restructure expense of $1,315,000 ($794,000 after tax) relating to the consolidation of five distribution centers, the realignment of two others, and the centralization of certain financial and information services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

The following table sets forth for the years indicated certain items from the accompanying Consolidated Statements of Income expressed as a percentage of net sales.

                                                         Years Ended December 31,
                                                       -------------------------
                                                        1998      1997      1996
--------------------------------------------------------------------------------
Net sales ........................................     100.0%    100.0%    100.0%
Cost of sales ....................................      81.6      82.7      82.2
--------------------------------------------------------------------------------
Gross profit .....................................      18.4      17.3      17.8
Selling, general and administrative expenses .....      15.2      14.5      14.7
Depreciation and amortization ....................        .6        .6        .7
Provision for doubtful accounts ..................        .1        .2        .2
Restructure and other ............................        .2
--------------------------------------------------------------------------------
Income from operations ...........................       2.3       2.0       2.2
Interest expense .................................       (.8)      (.7)      (.5)
Gain on sale of capital lease ....................                  .9
Loss on business divestiture .....................                 (.1)
Other income-net .................................        .1        .1        .1
--------------------------------------------------------------------------------

Income before provision for income taxes .........       1.6       2.2       1.8
Provision for income taxes .......................        .7        .9        .7
--------------------------------------------------------------------------------
Net income .......................................        .9%      1.3%      1.1%
================================================================================


COMPARISON OF 1998 TO 1997

In 1998, the Company reported record net sales of $453,047,000. This compares to net sales of $414,867,000 in 1997, an increase of 9%. This sales increase is primarily the result of the acquisition of Bell Industries' Graphic Imaging Group ("Bell acquisition") in September 1998. Excluding the effect of the Bell acquisition, sales of digital presses had strong growth and consumable sales increased slightly. Sales of electronic prepress systems decreased, which tended to offset most of the overall internal sales growth.

Excluding one-time items for both years, net income for 1998 was $4,734,000, or $.71 per diluted share, which was slightly below the $4,930,000, or $.74 per share for 1997.

After a one-time pre-tax restructure and other charge of $1.05 million recorded in the fourth quarter due to completing the integration process for the recent acquisition and aligning the Company into three regions, the Company reported net income in 1998 of $4,100,000, or $.62 per share. This compares to net income reported in 1997 of $5,491,000 or $.83 per share, which includes a $3.7 million gain on the sale of a capital lease, a $2.3 million electronic equipment inventory write-down and a $0.4 million loss on a business divestiture.

Gross profit as a percent of sales was 18.4% in 1998 compared to 17.8% in 1997, before including the effect of the $2.3 million electronic equipment inventory write-down in 1997. The improvement in 1998 is primarily the result of stronger margins from systems sales, increased digital press sales with higher margins and higher margins from the Bell business. Including the inventory write-down, the gross profit percentage in 1997 was 17.3%.

Selling, general and administrative expenses as a percent of sales increased from 14.5% in 1997 to 15.2% in 1998. This increase is primarily due to additional personnel costs associated with electronic prepress sales. In addition, the benefits of integrating the Bell acquisition will not occur until the beginning of 1999.

In the fourth quarter of 1998, the Company incurred a restructure and other charge of $1.05 million related to reorganizing the Company into three regions and integrating the Bell operations. The costs incurred were for employee severances and closure of duplicate facilities. We anticipate the savings from this reorganization will bring the percentage of selling, general and administrative expenses to sales to levels consistent or lower than preceding years.

In 1998, the provision for doubtful accounts decreased to $440,000 from $694,000 in 1997. The Company has benefited from strict credit policies and the current strong economy.

Interest expense increased from $2,913,000 in 1997 to $3,605,000 in 1998. This increase is attributable to the debt associated with the Bell acquisition.

In 1997, the Company sold a capital lease for a gain of $3.7 million and disposed of a business operation for a loss of $0.4 million. In 1998, there were no similar disposals.

The effective income tax rate increased from 41.3% in 1997 to 42% in 1998. The higher rate in 1998 is primarily due to non-deductible expenses being a higher percent of income in 1998 compared to 1997. The difference between the effective tax rates and the federal statutory rate of 34% for both years is primarily attributable to the effect of state income taxes and non-deductible expenses.


COMPARISON OF 1997 TO 1996

Net income for 1997 was $5,491,000, or $.83 per diluted share compared to $3,914,000, or $.60 per share in 1996. There were three significant items which affected the results for 1997; a $2.3 million inventory write-down, a $3.7 million gain on the sale of a capital lease, and a $0.4 million loss on a business divestiture. Excluding these items, net income for 1997 would have been a record $4,930,000 ($.74 per share), a 26% increase over 1996 net income.

Net  sales in 1997  were  $414,867,000  compared  to  $366,657,000  in 1996,  an increase of 13.1%. This sales increase is primarily the result of the acquisition of five VGC Corporation locations in 1996, one in August 1996 and four in November 1996. Excluding the impact of the VGC acquisition, sales increased modestly.

In 1997, the Company centralized the electronic equipment inventory. In conjunction with this centralization, the Company expensed $2.3 million to cost of sales for the write-down of the existing branch inventory to current market value. This charge to cost of sales resulted in the gross profit percent decreasing from 17.8% in 1996 to 17.3% in 1997. Excluding this charge, the 1997 gross profit percent would have been 17.8%, the same as in 1996.

Selling, general and administrative expenses as a percent of sales decreased from 14.7% in 1996 to 14.5% in 1997. The Company benefited by the economies of merging the VGC business into its existing business, plus the continued efforts to reduce costs within the Company. These gains were partially offset by additional staffing for systems sales.

Interest expense increased from $1,915,000 in 1996 to $2,913,000 in 1997. This increase is primarily due to the debt associated with the VGC acquisition.

The effective income tax rate decreased from 41.6% in 1996 to 41.3% in 1997. The lower rate in 1997 is primarily due to non-deductible expenses being a lesser percent of income in 1997 compared to 1996.


Financial Condition and Liquidity

Cash used in operating activities was $2,302,000 and $1,795,000 in 1998 and 1997, respectively. Cash provided by operations was $7,701,000 in 1996. Excluding the effect of changes in assets and liabilities, the cash provided was $7.7, $4.9 and $7.2 million for 1998, 1997 and 1996, respectively. The Company believes with the conversion of the Bell locations onto the Company business system and an emphasis on managing assets, the working capital levels will decrease in 1999, resulting in improved cash flows for the year.

Cash flow used by investing activities was $45,618,000 and $14,471,000 in 1998 and 1996, compared to cash provided by investing activities of $3,650,000 in 1997. The use of capital in 1998 and 1996 was primarily the result of acquired businesses. In comparison, in 1997 the Company received $3.2 million on the sale of a capital lease. In the three years, property and equipment expenditures ranged between $1.5 and $1.9 million. The Company had no material capital expenditure commitments at December 31, 1998. Capital expenditures for 1999 are anticipated to be approximately $2 million.

Cash flows from financing activities were $47,920,000 provided in 1998, $1,855,000 used in 1997, and $6,770,000 provided in 1996. The cash provided in 1998 and 1996 was primarily from additional debt and was used for acquisitions. The cash used in 1997 was primarily for the repayment of debt and was primarily provided from the proceeds from the sale of the capital lease and the business divestiture.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million. In addition, the Company has an uncommitted line that was $10 million at the end of the year and has subsequently been increased to $15 million. Total borrowings under these lines were $78.3 million at December 31, 1998. The Company believes these sources of borrowing, combined with cash from operations, is sufficient to support the current capital requirements of the Company.


Procedures for Year 2000 Issues

The Company's business system will require program modifications prior to the year 2000 for what is commonly referred to as the "Year 2000 Issue". Similar to other systems, the system currently abbreviates the year to a two-digit number. As currently programmed, this abbreviation will cause many of the functions within the system which are date sensitive to operate improperly or malfunction in the year 2000.

The business system was initially installed in 1990. The system was acquired from a software manufacturer and was modified to meet certain Company requirements. Since the initial installation, the software manufacturer has made several upgrades to the product, including making the software Year 2000 compliant. Historically, the Company has elected not to install the available system upgrades because of the potential additional programming costs of making any required changes to the custom modifications made. To become Year 2000 compliant and, in addition, to take advantage of other enhancements in the software, the Company has decided to install the manufacturer's software upgrades. In addition, the Company has contracted with the manufacturer to make the necessary programming changes required as a result of the Company's separate custom modifications to the program. The manufacturer was scheduled to complete the changes for testing by the Company by the end of January 1999. However, this date has been extended to the end of February due to meeting delays between the Company and the manufacturer as a result of timing conflicts with the conversion of the Bell locations to the business system. Testing and implementation are scheduled to be completed by the end of April.

The Company believes it has allowed adequate time, including time for any additional delays, to complete the project prior to the year 2000. Accordingly, at this time, the Company has not made any formal contingency plans.

The total cost of the system improvements, which incorporate the Year 2000 compliance, are estimated to be $300,000 of which approximately $120,000 had been expended through December 31, 1998. No other significant information system additions have been postponed as a result of this project.

With regard to potential implications to the Company of suppliers not being Year 2000 compliant, the Company through questionnaires and direct contact with major suppliers, is in the process of reviewing the status of their compliance. At this time, the Company is not aware of any compliance problem with any of its significant suppliers and, in addition, the Company has access to competing products for nearly any customer's needs.

With regard to the Company's customer base, the Company is not requesting any specific information from its customers. The Company has over 30,000 customers and does not feel the potential exposures justify the cost and problems associated with surveying this customer base. The Company does share information electronically with certain customers and is working with these customers with regard to potential transmission problems.

The Company recognizes that some electronic equipment it sold in earlier years may not be Year 2000 compliant and could result in claims against the Company as well as the manufacturer of the equipment. The Company believes it would have several defenses to any such claims, but it is unable to estimate what the aggregate cost of defending and/or settling such claims would be.

With regard to other areas of exposure, the Company's facilities consist primarily of leased warehouse facilities in large metropolitan areas using local utilities. With regard to communication lines, the business system lines are through a major supplier who has provided assurances they will be Year 2000 compliant. As the Company does not have any specific contract services with power companies or other utilities or sophisticated production equipment, it is not subject to many of the potential problems of manufacturing or certain service environments. However, due to the interdependence of telecommunication, power and other utility services and the other general uncertainties of this issue, the Company is unable to determine whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The
Statement is effective for fiscal years beginning after June 15, 1999. The Company currently uses interest rate swap agreements ("swaps") to effectively fix the interest rate on a portion of the Company's floating rate debt. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these swaps. Under this statement, gains or losses will be recognized based on changes in the fair value of the swaps which generally occur as a result of changes in interest rates. The Company is currently evaluating the financial impact of adoption of the Statement. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.


Market Sensitive Instruments and Risk Management

The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold or issue financial instruments for trading or speculative purposes. The counterparty is a major commercial bank. At December 31, 1998, the Company had one derivative financial instrument, an interest rate swap agreement with a notional amount of $17 million. This swap agreement effectively fixes the interest rate on a like amount of the Company's floating rate debt at 6.16% plus the Company's LIBOR spread in effect at the time. The effective rate was 7.41% at December 31, 1998. The swap expires on November 6, 2001. A 100 basis point downward parallel shift in the yield curve would not have a material effect on the Company's results of operations, liquidity or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    PRIMESOURCE CORPORATION
                                Consolidated Statements of Income

                                                                   Years Ended December 31,
                                                    ---------------------------------------
(Thousands of dollars, except per share amounts)           1998          1997          1996
-------------------------------------------------------------------------------------------

Net sales ........................................   $  453,047    $  414,867    $  366,657
Cost of sales ....................................      369,844       343,116       301,428
-------------------------------------------------------------------------------------------
Gross profit .....................................       83,203        71,751        65,229
Selling, general, and administrative expenses ....       68,823        60,151        53,748
Depreciation and amortization ....................        2,507         2,412         2,420
Provision for doubtful accounts ..................          440           694           865
Restructure and other ............................        1,050
-------------------------------------------------------------------------------------------
Income from operations ...........................       10,383         8,494         8,196
Interest expense .................................       (3,605)       (2,913)       (1,915)
Gain on sale of capital lease ....................                      3,658
Loss on business divestiture .....................                       (401)
Other income-net .................................          297           515           421
-------------------------------------------------------------------------------------------
Income before provision for income taxes .........        7,075         9,353         6,702
Provision for income taxes .......................        2,975         3,862         2,788
-------------------------------------------------------------------------------------------

Net income .......................................   $    4,100    $    5,491    $    3,914
===========================================================================================

Net income per share
Basic ............................................   $      .63    $      .84    $      .60
Diluted ..........................................          .62           .83           .60
===========================================================================================

See accompanying notes to consolidated financial statements.

                                       PRIMESOURCE CORPORATION
                                     Consolidated Balance Sheets

                                                                                   December 31,
                                                                       ------------------------
(Thousands of dollars, except share information)                              1998         1997
-----------------------------------------------------------------------------------------------
Assets
Current Assets
Trade receivables, less allowances of $3,419 and $1,913, respectively   $   73,602   $   53,861
Other receivables ...................................................        9,973        6,675
Inventories .........................................................       69,111       53,919
Deferred income taxes ...............................................        2,852        2,361
Other ...............................................................          962        1,155
-----------------------------------------------------------------------------------------------
Total Current Assets ................................................      156,500      117,971
Property and equipment, net .........................................       13,123       12,315
Excess of cost over net assets of businesses acquired,
  net of accumulated amortization of $1,958 and $1,435, respectively        17,526        4,217
Deferred income taxes ...............................................        1,567        1,705
Long-term receivables ...............................................          697          824
Other assets ........................................................        1,634        1,459
-----------------------------------------------------------------------------------------------
Total Assets ........................................................   $  191,047   $  138,491
===============================================================================================

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term obligations ............................   $    1,128   $    1,362
Notes payable .......................................................        3,500
Accounts payable ....................................................       33,745       34,045
Book overdraft ......................................................        9,195        5,609
Accrued payroll and benefits ........................................        3,745        3,434
Other accrued liabilities ...........................................        4,935        4,370
-----------------------------------------------------------------------------------------------
Total Current Liabilities ...........................................       56,248       48,820
Long-term obligations, net of current portion .......................       75,205       32,788
Accrued pension and other liabilities ...............................        2,070        2,387
Postretirement benefits other than pension ..........................        1,913        1,948
-----------------------------------------------------------------------------------------------
Total Liabilities ...................................................      135,436       85,943
-----------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
Common stock, $.01 par value, 24,000,000 shares authorized
6,536,018 and 6,516,620 issued and outstanding, respectively ........           65           65
Additional paid-in capital ..........................................       25,724       25,586
Retained earnings ...................................................       29,822       26,897
-----------------------------------------------------------------------------------------------
Total Shareholders' Equity ..........................................       55,611       52,548
-----------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ..........................   $  191,047   $  138,491
===============================================================================================

See accompanying notes to consolidated financial statements.

                                         PRIMESOURCE CORPORATION
                                   Consolidated Statements of Cash Flows

                                                                      Years Ended December 31,
                                                          ------------------------------------
(Thousands of dollars)                                          1998         1997         1996
----------------------------------------------------------------------------------------------
Operating Activities
Net income .............................................   $   4,100    $   5,491    $   3,914
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation ........................................       1,957        1,980        1,900
   Amortization ........................................         550          432          520
   Provision for doubtful accounts .....................         440          694          865
   Gain on sale of capital lease .......................                   (3,658)
   Loss on business divestiture ........................                      401
   Restructure and other expense .......................         996
   Other ...............................................        (330)        (391)          28
Changes in assets and liabilities, net of
effects from business combinations/divestitures:
   Receivables .........................................      (1,075)        (574)      (4,751)
   Inventories .........................................       2,388       (7,754)       1,485
   Other current assets ................................         278         (484)         258
   Income taxes ........................................        (668)         100        1,768
   Accounts payable and other accrued liabilities ......     (10,803)       2,255        2,917
   Pension and other postretirement benefits ...........        (135)        (287)      (1,203)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ....      (2,302)      (1,795)       7,701

Investing Activities
Proceeds from sales of property and equipment ..........         163          565          218
Proceeds from sale of capital lease ....................                    3,151
Purchase of property and equipment .....................      (1,743)      (1,918)      (1,530)
Proceeds from business divestitures ....................                    2,388        2,235
Payments for business acquisitions, net of cash acquired     (43,946)                  (14,394)
(Increase) decrease in long-term receivables ...........         127           71          (33)
Increase in other assets ...............................        (185)        (254)        (732)
Other, net .............................................         (34)        (353)        (235)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities ....     (45,618)       3,650      (14,471)

Financing Activities
Net increase in short-term borrowings ..................       3,500
Proceeds from long-term obligations ....................     144,300       74,600      142,924
Repayment of long-term obligations .....................    (102,429)     (77,048)    (138,532)
Increase in book overdraft .............................       3,586        1,762        3,847
Dividends paid .........................................      (1,175)      (1,172)      (1,211)
Purchase of common stock ...............................                     (106)        (258)
Proceeds from exercise of stock options ................         138          109
----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ....      47,920       (1,855)       6,770
----------------------------------------------------------------------------------------------

Net change in cash .....................................        --           --           --
Cash at beginning of year ..............................        --           --           --
----------------------------------------------------------------------------------------------
Cash at end of year ....................................   $    --      $    --      $    --
==============================================================================================

See accompanying notes to consolidated financial statements.

                                               PRIMESOURCE CORPORATION
                                  Consolidated Statements of Shareholders' Equity


                                                Common Stock                                   Unamortized
                                             ($.01 Par Value)       Additional                  Restricted
(Thousands of dollars,                  ------------------------       Paid-in      Retained         Stock
 except share information)                 Shares         Amount       Capital      Earnings        Awards         Total
------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996 ............    6,527,295           $65       $25,543       $20,036          $(72)      $45,572
Net income ..........................                                                  3,914                       3,914
Cash dividends paid to
   shareholders ($.18 per share) ....                                                 (1,211)                     (1,211)
Shares issued under
   acquisition agreement ............       25,000                         137                                       137
Amortization of restricted
   stock awards .....................                                                                   29            29
Purchase of common stock ............      (37,500)                       (147)         (111)                       (258)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 ..........    6,514,795            65        25,533        22,628           (43)       48,183
Net income ..........................                                                  5,491                       5,491
Cash dividends paid to
   shareholders ($.18 per share) ....                                                 (1,172)                     (1,172)
Stock options exercised and related
   tax benefit net of shares received
   as payment upon exercise .........       15,837                         109                                       109
Amortization of restricted
   stock awards .....................                                                                   43            43
Purchase of common stock ............      (14,012)                        (56)          (50)                       (106)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 ..........    6,516,620            65        25,586        26,897            --        52,548
Net income ..........................                                                  4,100                       4,100
Cash dividends paid to
   shareholders ($.18 per share) ....                                                 (1,175)                     (1,175)
Stock options exercised and related
   tax benefit net of shares received
   as payment upon exercise .........       19,398                         138                                       138
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ..........    6,536,018           $65       $25,724       $29,822           $--       $55,611
========================================================================================================================

See accompanying notes to consolidated financial statements.

                             PRIMESOURCE CORPORATION
                   Notes to Consolidated Financial Statements




1.       Summary of Significant Accounting Policies

         Basis of Consolidation
         PrimeSource Corporation (the "Company") is a national distributor serving the printing and publishing industries. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

         Property and Equipment
         Property and equipment are carried at cost. Costs of major additions, replacements and betterments are capitalized, and maintenance and repairs which do not extend the life of the respective assets are expensed as incurred. When property is retired or otherwise disposed, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in current operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range from three to ten years for machinery and equipment and ten to thirty years for buildings and improvements.

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

         Derivative Financial Instruments
         The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold or issue financial instruments for trading or speculative purposes. The counterparty is a major commercial bank. Management believes losses related to credit risk are remote. The instruments are accounted for on an accrual basis. The net cash amounts paid or received under such agreements are accrued and recognized as an adjustment to interest expense.

         Fair Value of Financial Instruments
         The carrying value of the Company's short-term financial instruments, such as receivables and notes and accounts payable, approximate their fair values, based on the short-term maturities of these instruments. The carrying value of long-term investments, consisting primarily of long-term notes receivable, and long-term debt obligations, consisting primarily of revolving credit debt with interest rates based on current short-term market rates, approximates the market value based on the estimated discounted value of future cash flows at December 31, 1998 and 1997. The fair value of derivative financial instruments is based on the quoted settlement cost on the balance sheet date.

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

         Stock-Based Compensation
         The Company applies the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25 to account for options granted to employees to purchase common shares. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and net income per share as if the fair-value-based method of accounting had been applied.

         Pension and Other Postretirement Benefits
         In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

         Income Taxes
         Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.

         Net Income Per Common Share
         Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares had been issued.

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

         Reclassifications
         Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


2.       Business Acquisitions
         In September 1998, the Company acquired the net assets of Bell Industries' Graphic Imaging Group ("Bell acquisition") with thirteen locations in the West, Southwest and Midwest for approximately $42.5 million. The excess of the acquisition costs over the net tangible assets acquired is included in the Consolidated Balance Sheet and is being amortized on a straight-line basis over 20 years. Assuming the acquisition had occurred at the beginning of the year, unaudited pro-forma sales and net income for the year ended December 31, 1998, would have been approximately $552.7 million and $4.8 million ($.73 per basic share and $.72 per diluted share), respectively. For the year ended December 31, 1997, unaudited pro-forma sales and net income, would have been approximately $571.2 million and $5.9 million ($.90 per basic share and $.88 per diluted share), respectively. The sales decrease between 1997 and 1998 reflects reduced sales in the Bell business.

         In April 1998, the Company acquired the assets of Joseph Genstein, Inc., a graphics distributor in the Pittsburgh area, for approximately $1.5 million, with an additional $100,000 payable after one year if certain sales levels are met. In 1996, the Company acquired the operating assets of KPM, a graphics distributor in Michigan, and VGC Corporation's branch operations in St. Louis, Missouri; Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska for an aggregate purchase price of approximately $14.4 million. The excess of the acquisition costs over the net tangible assets acquired for these acquisitions is included in the Consolidated Balance Sheet and is being amortized on a straight-line basis over 15 years. The pro-forma results of these acquisitions would not have had a significant impact on the Company's consolidated results of operations.

         These   acquisitions   have  been   accounted  for  as  purchases  and,
         accordingly,   are  included  in  operations   from  their   respective
         acquisition dates.


3.       Restructure and Other
         In the fourth quarter of 1998, the Company reorganized the operations into three regions. This included integrating the Bell acquisition operations into the applicable regions and, where appropriate, combining Bell facilities with existing PrimeSource facilities in the area. In conjunction with this reorganization, the Company incurred $1,050,000 in restructure and other expenses composed of $600,000 for employee severance compensation for 36 employees, $350,000 in the write-down of a building to be sold in 1999 to net realizable value, and $100,000 for lease costs on vacated leased facilities. At December 31, 1998, $54,000 of the severance compensation had been paid.


4.       Sale of Capital Lease

         In October 1997, the Company sold its rights to a building lease in the Los Angeles California area for $3,151,000. The lease had been accounted for as a capital lease. The pretax gain on the sale, after eliminating the associated net financial basis of the lease assets of $695,000 and the liability for future lease payments of $1,202,000, was $3,658,000. Subsequent to the sale, the Company's operations previously located in the facility were moved to a new leased facility in the area.


5.       Business Divestitures

         In 1997, the Company completed the sale of a pressroom material converting operation. The pretax loss on the sale was $401,000. In conjunction with the sale, the Company entered into a supplier agreement with the buyer. In 1996, the Company sold substantially all of the assets of its Rochester, New York subsidiary, Onandaga Litho Supply, Co., Inc. There was no gain or loss on this sale.


6.       Cash Flow Information

         Cash payments for interest and income taxes (net of refunds) for the years ended December 31, consisted of:

        (Thousands of dollars)                       1998         1997         1996
         --------------------------------------------------------------------------

         Interest ..........................       $3,368       $2,742       $1,826
         Income taxes ......................        3,760        3,878        2,314
         ==========================================================================


         Excluded from the accompanying Consolidated Statements of Cash Flows for years ended December 31, are the following effects of certain non-cash investing and financing activities:

         (Thousands of dollars)                     1998        1997           1996
         --------------------------------------------------------------------------

         Fair value of assets acquired .....      $55,314        $--        $14,801
         Liabilities assumed or created ....       11,368                       407
         ==========================================================================

7.       Inventories

          Inventories, which are primarily finished goods, at December 31, consisted of:

         (Thousands of dollars)                 1998         1997
         --------------------------------------------------------

         Last-in, first-out (LIFO) ....      $33,631      $30,168
         First-in, first-out (FIFO) ...       35,480       23,751
         --------------------------------------------------------
         Total inventories ............      $69,111      $53,919
         ========================================================

         The current replacement costs of inventories exceeds LIFO values by approximately $5,660,000 and $5,432,000 at December 31, 1998 and 1997,
         respectively.

         In 1997, the Company expensed $2.3 million to write-down electronic equipment inventory to current market value. This amount has been recorded in cost of sales in the Consolidated Income Statements.


8.       Property and Equipment
         Property and equipment, net, at December 31, consisted of:

         (Thousands of dollars)                                     1998         1997
         ----------------------------------------------------------------------------

           Land ...........................................     $  1,354      $ 1,354
           Buildings and improvements .....................        7,731        7,605
           Leased property ................................          399          399
           Machinery, equipment and other .................       14,623       12,460
         ----------------------------------------------------------------------------
                                                                  24,107       21,818
           Less accumulated depreciation and amortization .      (10,984)      (9,503)
         ----------------------------------------------------------------------------
         Property and equipment, net ......................     $ 13,123      $12,315
         ============================================================================


9.       Debt Obligations

         The long-term obligations of the Company at December 31, consisted of:

         (Thousands of dollars)                                               1998         1997
         --------------------------------------------------------------------------------------

         Revolving credit agreement .................................      $74,800      $31,500
         Term loan (interest rate of 6.03%), principal payments of
           $167 plus interest due quarterly through January, 2000 ...          667        1,333
         Term loan (interest rate of 6.03%), principal payments of,
           $134 plus interest due quarterly through January, 2000 ...          535        1,070
         Other miscellaneous obligations ............................          331          247
         --------------------------------------------------------------------------------------
                                                                            76,333       34,150
         Less current portion .......................................       (1,128)      (1,362)
         --------------------------------------------------------------------------------------
         Net long-term obligations ..................................      $75,205      $32,788
         ======================================================================================

         Maturities of long-term obligations are $1,128,000 in 1999, $405,000 in 2000, $74,800,000 in 2001 and none thereafter.

         The Company has an uncollateralized $75 million revolving credit agreement which expires in January 2001. Under the terms of the agreement, which includes three banks, the Company can borrow at the prime rate or the London Interbank Offered Rate (LIBOR) plus between .50% to 1.70% depending on certain specified performance levels.

         The Company has an uncommitted line with a bank for $10 million, of which $3.5 million was outstanding at December 31, 1998. The weighted average interest rate for 1998, which is based on an internal rate established by the bank, was 7%. There were no outstanding balances on this line in 1997 or 1996.

         The loan agreements provide, among other terms, various requirements for tangible net worth and leverage and fixed charge coverage ratios. As a result of the debt incurred with the Bell acquisition, the Company was not in compliance with a leverage ratio at December 31, 1998. The lender has waived the violation and amended the requirement for future periods to incorporate the effect of the Bell acquisition.

         In November 1997, the Company entered into an interest rate swap agreement with a notional amount of $17 million. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 6.16% plus the Company's LIBOR spread in effect at the time. The effective rate was 7.41% at December 31, 1998. The swap expires on November 6, 2001. The fair value of the swap agreement, based on the quoted settlement cost to close the contract at December 31, 1998, is a liability of $490,000. The fair value of the swap agreement is not recognized in the consolidated financial statements since it is accounted for as a hedge.

         Under  terms  of  certain   insurance   policies  and  claims  handling
         agreements, the Company is required to maintain certain standby letters of credit. At December 31, 1998 and 1997, these totaled $200,000.


10.      Provision for Income Taxes

         The income tax provision for the years ended December 31, consisted of:

         (Thousands of dollars)             1998         1997         1996
         -----------------------------------------------------------------
         Current:
         Federal ..................       $2,450       $3,349       $2,571
         State ....................          644          791          586
         -----------------------------------------------------------------
                                           3,094        4,140        3,157
         Deferred:
         Federal ..................          (93)        (229)        (264)
         State ....................          (26)         (49)        (105)
         -----------------------------------------------------------------
                                            (119)        (278)        (369)
         -----------------------------------------------------------------
         Provision for income taxes       $2,975       $3,862       $2,788
         =================================================================

         Reconciliation of the provision for income taxes computed at the federal statutory rate of 34% to the actual provision for income taxes for the years ended December 31, consisted of:

         (Thousands of dollars)                                     1998         1997         1996
         -----------------------------------------------------------------------------------------
         Statutory tax provision .............................    $2,406       $3,180       $2,279
         State income taxes, net of federal income tax benefit       408          490          334
         Expenses for which there are no tax benefits ........       190          172          154
         Other, net ..........................................       (29)          20           21
         -----------------------------------------------------------------------------------------
         Provision for income taxes ..........................    $2,975       $3,862       $2,788
         =========================================================================================

         Deferred income taxes represent the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Significant components of the Company's deferred tax assets (liabilities) at December 31, consisted of:

         (Thousands of dollars)                                 1998        1997
         -----------------------------------------------------------------------
         Inventory reserves .............................     $  712      $  890
         Pension and employee benefit costs .............        774         772
         Provision for doubtful accounts ................        764         677
         Postretirement benefits other than pensions ....        758         867
         Vacation accrual ...............................        434         276
         Goodwill .......................................        313         267
         Depreciation ...................................       (422)       (408)
         Other, net .....................................      1,086         725
         -----------------------------------------------------------------------
         Total deferred tax assets ......................     $4,419      $4,066
         =======================================================================

11.      Net Income Per Share

         The following is a reconciliation of the average shares of common stock used to compute basic net income per share to the shares used to compute diluted net income per share as shown on the Consolidated Statements of Income for the years ended December 31:


                                                                  1998         1997         1996
         ----------------------------------------------------------------------------------------
         Average shares of common stock outstanding
         used to compute basic net income per share .....    6,526,805    6,509,083    6,538,279
         Dilutive effect of stock options ...............      122,611      126,751       19,710
         ---------------------------------------------------------------------------------------
         Average shares of common stock outstanding
         used to compute diluted net income per share ...    6,649,416    6,635,834    6,557,989
         ---------------------------------------------------------------------------------------
         Net income per share:
         Basic ..........................................        $ .63        $ .84        $ .60
         Diluted ........................................          .62          .83          .60
         =======================================================================================

         In 1998, additional option to purchase 254,556 shares of common stock at a range of prices from $6.81 to $11.18 were outstanding but were not included in the computation of the diluted net income per share amount because the options' exercise prices were greater than the average market price of the common stock.

12.      Defined Benefit Pension Plan

         The Company has a defined benefit pension plan ("Plan") that covers substantially all of the Company's employees. In general, an employee becomes vested after completing five years of service, and the benefit is based on the employee's years of service and compensation during the ten years preceding retirement. Contributions to the Plan are based on funding standards established by the Employee Retirement Income Security Act of 1974.

         The components of the net pension expense (benefit) for the years ended December 31, were:

         (Thousands of dollars)                                    1998         1997         1996
         ----------------------------------------------------------------------------------------
         Service cost of benefits earned during the year .     $    982     $    728     $  1,000
         Interest cost on projected benefit obligation ...        1,872        1,734        1,718
         Expected return on Plan assets ..................       (2,980)      (2,524)      (2,284)
         Amortization of prior service cost ..............           (9)          (9)          (9)
         Transition amortization .........................            5            5            5
         Recognized net actuarial (gain) loss ............          (88)        (124)          27
         ----------------------------------------------------------------------------------------
         Net pension expense (benefit) ...................     $   (218)    $   (190)    $    457
         ========================================================================================

         Assumptions:
         Discount rate ...................................         6.50%        7.00%        7.75%
         Expected return on Plan assets ..................        10.00%       10.00%       10.00%
         Rate of compensation increase ...................         4.00%        4.00%        4.00%
         ========================================================================================

         The change in the financial status of the Plan and amounts recognized in the Company's Consolidated Balance Sheets at December 31, were:

         (Thousands of dollars)                                   1998         1997
         --------------------------------------------------------------------------
         Change in benefit obligation:
         Benefit obligation at beginning of year ........      $26,689      $25,244
         Service cost ...................................          982          728
         Interest cost ..................................        1,872        1,734
         Actuarial gain .................................        2,627          308
         Benefits paid ..................................       (1,365)      (1,325)
         --------------------------------------------------------------------------
         Benefit obligation at end of year ..............       30,805       26,689
         --------------------------------------------------------------------------

         Change in Plan assets:
         Fair value of Plan assets at beginning of year .       30,507       25,886
         Actual return on Plan assets ...................        6,953        5,930
         Employer contribution ..........................           16           16
         Benefits paid ..................................       (1,365)      (1,325)
         --------------------------------------------------------------------------
         Fair value of Plan assets at end of year .......       36,111       30,507
         --------------------------------------------------------------------------

         Funded Status ..................................        5,306        3,818
         Unrecognized net gain ..........................       (6,354)      (5,096)
         Unrecognized prior service cost ................         (209)        (218)
         Unrecognized transition obligation .............           14           18
         --------------------------------------------------------------------------
         Net pension asset (liability) ..................      $(1,243)     $(1,478)
         ==========================================================================

         The Plan's assets are invested in undivided interests in several funds structured to duplicate the performance of various stock and bond indexes.


13.      Defined Contribution Pension Plans

         The Company sponsors a number of defined contribution pension plans in the form of IRC 401(k) plans. Participation in one of these plans is available to substantially all employees. Company contributions to these plans are based on a percentage of the employee contributions not to exceed certain maximum levels. The cost of these plans was $290,000, $296,000 and $220,000 for the years 1998, 1997, and 1996, respectively.


14.      Postretirement Benefits Other Than Pensions

         The Company has two retiree health benefit plans, the Phillips & Jacobs Retiree Health Plan (the "P/J Retiree Plan") that primarily covers retirees and employees who previously participated in theTasty Baking Company's Retiree Medical Plan prior to the Company's spin-off from Tasty Baking Company in 1993, and the Momentum Retiree Medical Plan (the "Momentum Retiree Plan"), that primarily covers retirees and employees who were previously employed by Momentum Corporation prior to the merger with the Company in 1994. Both plans provide health care benefits through a health care administrator and contracts with health service providers. In addition, the P/J Retiree Plan provides life insurance benefits through an insurance company. The Company life insurance premium contribution is limited to $20,000 of coverage per retiree, with the retiree paying the premium for any coverage beyond the $20,000. The Company's policy is to fund the plans as benefits are paid.

         The plans are contributory with ceilings on the Company's contribution. In addition, under the Momentum Retiree Plan, employees who were under the age of 55 on December 31, 1992 receive no contribution from the Company under the plan.

         Net postretirement benefit expense (benefit) for the years ended December 31, included the following components:

         (Thousands of dollars)                                      1998         1997         1996
         ------------------------------------------------------------------------------------------
         Service cost of benefits earned during the year ...         $ 20        $  16       $   17
         Interest cost on projected benefit obligation .....           80           89           86
         Recognized actuarial gain .........................          (76)        (103)        (107)
         ------------------------------------------------------------------------------------------
         Net expense (benefit) .............................         $ 24         $  2       $   (4)
         ==========================================================================================

         The change in the financial status of the Plan and amounts recognized in the Company's Consolidated Balance Sheets at December 31, were:

         (Thousands of dollars)                             1998         1997
         ---------------------------------------------------------------------
         Change in benefit obligation:
         Benefit obligation at beginning of year .....   $ 1,160      $ 1,052
         Service cost ................................        20           16
         Interest cost ...............................        80           89
         Actuarial gain ..............................       325          212
         Benefits paid ...............................       (59)        (209)
         --------------------------------------------------------------------
         Benefit obligation at end of year ...........     1,526        1,160
         --------------------------------------------------------------------

         Plan assets .................................       --           --
         --------------------------------------------------------------------

         Funded Status ...............................    (1,526)      (1,160)
         Unrecognized net gain .......................      (387)        (788)
         --------------------------------------------------------------------
         Net pension asset (liability) ...............   $(1,913)     $(1,948)
         ====================================================================

         Assumptions:
         Discount rate
         ---------------
          1998     6.50%
          1997     7.00%
          1996     7.75%
         Medical Trend
         --------------
          Indemnity Plan                  7.23% in 1998 grading to 5% in 2003
          HMO                             6.91% in 1998 grading to 5% in 2005

         Due to the ceilings on Company contributions, the effect of increases in health care cost trend rates do not have a material effect on the liability or expense.


15.      Stock Compensation
         Stock Options
         The Company's stock incentive plans provide for the awarding of stock options to directors, officers and other key employees. All granted options, which vest over a four year period, lapse at the earlier of the expiration of the option term (not more than ten years from the grant date) or within three months following the date on which employment with the Company terminates.

         Changes in options outstanding for the three years ended December 31, 1998 are:

                                                                       Option Prices
                                                               -------------------------
                                                                Weighted
                                                     Options     Average           Range
         -------------------------------------------------------------------------------
         Outstanding at January 1, 1996 .......      423,443      $ 9.74     $5.92-13.03
         -------------------------------------------------------------------------------
         Granted ..............................      344,756        6.30      6.11- 6.97
         Canceled .............................     (303,350)      11.04      5.92-13.03
         -------------------------------------------------------------------------------
         Outstanding at December 31, 1996 .....      464,849        6.34      6.11- 8.06
         -------------------------------------------------------------------------------
         Granted ..............................       56,500       11.18           11.18
         Exercised ............................      (15,853)       6.15      6.11- 6.97
         Canceled .............................       (7,115)       6.15      6.11- 6.97
         -------------------------------------------------------------------------------
         Outstanding at December 31, 1997 .....      498,381        6.89      6.11-11.18
         -------------------------------------------------------------------------------

         Granted ..............................      101,500       7.41       6.81-11.18
         Exercised ............................      (20,194)      6.25       6.11- 6.97
         Canceled .............................      (16,085)      7.58       6.11-11.18
         -------------------------------------------------------------------------------
         Outstanding at December 31, 1998 .....      563,602     $ 6.99      $6.11-11.18
         -------------------------------------------------------------------------------

         At December 31, 1998, there were 255,874 options exercisable with a weighted-average option price of $6.63 and a range from $6.11 to $11.18 and 33,940 options available for grant. The weighted-average remaining contractual life of outstanding options at December 31, 1998 and 1997 was 7.3 and 7.7 years, respectively.

         The Company has not recognized compensation expense in connection with stock option grants. Had compensation expense been determined based on the fair value on the grant date of options granted after December 31, 1994, the Company's net income and net income per share on a pro forma basis would have been reduced for the years ended December 31, as follows:

         (Thousands of dollars,
          except per share data)                      1998         1997         1996
         ---------------------------------------------------------------------------

         Net Income:
         As reported ........................       $4,100       $5,491       $3,914
         Pro forma ..........................        3,917        5,360        3,813
         ===========================================================================
         Net Income Per Share:
         As reported
           Basic ............................         $.63         $.84         $.60
           Diluted ..........................          .62          .83          .60
         Pro forma
           Basic ............................          .60          .82          .58
           Diluted ..........................          .59          .81          .58
         ===========================================================================

         The weighted-average fair value per share for options granted was $2.50, $5.23 and $2.51 for 1998, 1997 and 1996, respectively. The fair value was estimated using the Black-Scholes option-pricing model. For options granted in 1998, a dividend yield rate of 2.5%, expected stock volatility of 32% and risk-free interest rate of 5.4% were used. For options granted in 1997, a dividend yield rate of 1.6%, expected stock volatility of 45% and risk-free interest rate of 5.8% were used in estimating the value. For options granted in 1996, a dividend yield rate of 2.6%, expected stock volatility of 37% and risk-free interest rate of 6.75% were used in estimating the value. For all years, an expected option life of seven years was used. Restricted Stock Awards The Company's stock incentive plans provide for the awarding of restricted stock to officers and key employees. The fair market value of the stock at the date of grant establishes the compensation amount that is amortized to operations over the restriction period. At December 31, 1998, all awards were fully amortized an additional 61,280 shares were available for future awards.


16.      Leases

         The Company leases certain distribution and office facilities, machinery and equipment, and automotive equipment under various noncancelable lease agreements. The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

          Minimum annual rentals payable under noncancelable operating leases with a remaining term of more than one year from December 31, 1998 are as follows:

         Years Ending December 31,
         (Thousands of dollars)
         -------------------------------------
          1999 .......................  $2,197
          2000 .......................   1,852
          2001 .......................   1,071
          2002 .......................     720
          2003 .......................     352
          Thereafter .................     187
         -------------------------------------
         Total minimum lease payments   $6,379
         =====================================

         Rent expense, net of noncancelable sublease income of $10,000, none and
         $5,000  in  1998,  1997,  and  1996,   respectively,   was  $2,851,000,
         $2,219,000 and $2,182,000 for 1998, 1997, and 1996, respectively.

         The Company leases a distribution facility from two employees. Rent expense incurred in connection with this lease was $65,000 in 1998 and 1997 and $63,000 in 1996.

17.      New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The Statement is effective for fiscal years beginning after June 15, 1999. The Company currently uses interest rate swap agreements ("swaps") to effectively fix the interest rate on a portion of the Company's floating rate debt. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these swaps. Under the Statement, gains or losses will be recognized based on changes in the fair value of the swaps which generally occur as a result of changes in interest rates. The Company is currently evaluating the financial impact of adoption of this statement. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.


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

         The Company, along with many other potentially responsible parties, is a defendant in declaratory actions to determine the allocation of costs for the investigation and remediation of a Superfund cleanup site. The Company believes its insurance will cover any costs incurred in this matter. The Company is also, in general, subject to possible loss contingencies pursuant to federal or state environmental laws and regulations. Although these contingencies could result in future expenses or judgments, such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations.


19.      Quarterly Financial Information (unaudited)

         Summarized unaudited quarterly financial data for the years ended December 31, 1998 and 1997 are:

         (Thousands of dollars
          except per share data)               First     Second      Third     Fourth      Total
          --------------------------------------------------------------------------------------
         Year Ended December 31, 1998 (1)
         Net sales ......................   $101,528   $104,846   $109,486   $137,187   $453,047
         Gross profit ...................     18,452     19,578     19,608     25,565     83,203
         Net income .....................      1,112      1,270      1,002        716      4,100
         Net income per share
           Basic ........................   $    .17   $    .19   $    .15   $    .11   $    .63
           Diluted ......................        .17        .19        .15        .11        .62

         Year Ended December 31, 1997 (2)
         Net sales ......................   $103,388   $103,170   $102,462   $105,847   $414,867
         Gross profit ...................     18,303     18,407     18,279     16,762     71,751
         Net income .....................      1,105      1,176      1,233      1,977      5,491
         Net income per share
           Basic ........................   $    .17   $    .18   $    .19   $    .30   $    .84
           Diluted ......................        .17        .18        .19        .29        .83

         (1) The operations of the Bell acquisition are included from the September 14, 1998 acquisition date. Income for the quarter and year ended December 31, 1998 includes a restructure and other expense of $1,050,000 ($634,000 after tax) for the reorganizing of the operations into three divisions and the integration of the Bell locations. The total of the basic net incomes per share for the quarters does not equal the basic net income per share for the year due to rounding.

         (2) Income for the quarter and year ended December 31, 1997, includes $2,300,000 ($1,381,000 after tax) write-down of electronic equipment inventory to market, $3,658,000 ($2,183,000 after tax) gain on the sale of a capital lease and $401,000 ($241,000 after tax) loss on a business divestiture.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of PrimeSource Corporation

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 29 of this Form 10-K present fairly, in all material respects, the financial position of PrimeSource Corporation and subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers  LLP

Philadelphia, PA  19103
February 23, 1999

                                    PART III.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1999, except information regarding executive officers which appears under Part I.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 1999.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following financial statements have been included as part of this report:

                                                                       Form 10-K
                                                                            Page
                                                                       ---------
         Consolidated Statements of Income                                    13
         Consolidated Balance Sheets                                          14
         Consolidated Statements of Cash Flows                                15
         Consolidated Statements of Shareholders' Equity                      16
         Notes to Consolidated Financial Statements                           17
         Report of Independent Accountants                                    27

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


               Report of Independent Accountants on Financial Statement Schedule

(a)(3)   Exhibits
         The required exhibits are included at the back of this Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

(b)      Reports on Form 8-K
         On September 28, 1998, the Registrant filed a Form 8-K to report the acquisition of Bell Industries' graphic imaging group. On November 26, 1998, the Registrant filed a Form 8-K/A to amend the above filing to include the financial information required under item 7 of Form 8-K which was not available at the time of the original filing.
         .

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES



          SCHEDULE II -- VALUATION OF QUALIFYING ACCOUNTS AND RESERVES


Column A                                       Column B             Column C              Column D       Column E
---------------------------------           -----------   ---------------------------   ------------   ------------
Classification                               Balance at                 Charged to                          Balance
                                              Beginning   Charged to         Other        Deductions         at End
(thousands of dollars)                        of Period     Expenses      Accounts        Write-offs      of Period
-------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1998
       Allowance for doubtful accounts ......   $ 1,913      $   440       $ 1,295 (A)    $  (229)(E)      $  3,419
       Amortization of goodwill .............     1,435          523                                          1,958
       Inventory reserves ...................     4,664          233         2,000 (A)     (1,483)(F)         5,414
-------------------------------------------------------------------------------------------------------------------
                                                $ 8,012      $ 1,196       $ 3,295        $(1,712)         $ 10,791
 ------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1997
       Allowance for doubtful accounts ......   $ 1,787      $   694                       $ (568)(E)      $  1,913
       Amortization of goodwill .............     1,102          333                                          1,435
       Inventory reserves ...................     3,172        2,602       $  (137)(B)       (973)(F)         4,664
 ------------------------------------------------------------------------------------------------------------------
                                                $ 6,061      $ 3,629       $  (137)       $(1,541)          $ 8,012
 ------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1996
       Allowance for doubtful accounts ......   $ 1,372      $   865                      $  (450)(E)      $  1,787
       Amortization of goodwill .............       825          316       $   (39)(C)                        1,102
       Inventory reserves ...................     1,752          364         1,754 (D)       (698)(F)         3,172
 ------------------------------------------------------------------------------------------------------------------
                                                $ 3,949      $ 1,545       $ 1,715        $(1,148)          $ 6,061
 ------------------------------------------------------------------------------------------------------------------

(A) Related to the acquisition of Bell Industries' Graphic Imaging Group.

(B) Reserve disposed of with the sale of the pressroom material converting operation.

(C) Reserve disposed of with the sale of the assets of Onandaga Litho Supply, Inc.

(D) Related to the acquisition of VGC Corporation's branch operations in St. Louis, Missouri; Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska.

(E) Doubtful accounts written off, net of any recoveries.

(F) The disposal of obsolete inventory, net of any recoveries.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and the Board of Directors of PrimeSource Corporation

Our audits of the consolidated financial statements of PrimeSource Corporation and subsidiaries referred to in our report dated February 23, 1999 appearing in
Item 14(a)(1) on page 29 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) on page 29 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers  LLP

Philadelphia, Pennsylvania
February 23, 1999

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated March 26, 1999
                              /s/ James F. Mullan
                                  James F. Mullan
                                   President and
                                   Chief Executive Officer
                                   (principal executive officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on the behalf of the registrant and in the capacity and on the date indicated.



Dated March 26, 1999
                              /s/ William A. DeMarco
                                  William A. DeMarco
                                  Vice President, Chief Financial Officer
                                  (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Capacity                           Date
-----------------------------------------------------------------------------------


/s/ Richard E. Engebrecht               Chairman of the Board and      March 2, 1999
--------------------------------------  Director of PrimeSource
     Richard E. Engebrecht              Corporation


/s/ Fred C. Aldridge, Jr.               Director of PrimeSource        March 2, 1999
--------------------------------------  Corporation
     Fred C. Aldridge, Jr.

/s/ Philip J. Baur, Jr.                 Director of PrimeSource        March 2, 1999
--------------------------------------  Corporation
     Philip J. Baur, Jr.

/s/ John H. Goddard, Jr.                Executive Vice President and   March 2, 1999
--------------------------------------  Director of PrimeSource
     John H. Goddard, Jr.               Corporation


/s/ Gary MacLeod                        Director of PrimeSource        March 2, 1999
--------------------------------------  Corporation
     Gary MacLeod

/s/ James F. Mullan                     President, Chief Executive     March 2, 1999
--------------------------------------  Officer and Director of
     James F. Mullan                    PrimeSource Corporation


/s/ Klaus D. Oebel                      Director of PrimeSource        March 2, 1999
--------------------------------------  Corporation
     Klaus D. Oebel

/s/ Edward N. Patrone                   Director of PrimeSource        March 2, 1999
--------------------------------------  Corporation
     Edward N. Patrone


/s/ John M. Pettine                     Director of PrimeSource        March 2, 1999
--------------------------------------  Corporation
     John M. Pettine

                                  Exhibit Index


Exhibit Number and Description

The following Exhibit Numbers refer to Regulation S-K, Item 601. All other exhibits are omitted because they are inapplicable.

  2.1 Agreement and Plan of Reorganization dated as of May 27, 1994 by and between MOMENTUM CORPORATION and PHILLIPS & JACOBS, INCORPORATED (filed as Annex A to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

  2.2 Form of Plan of Merger (filed as Annex B to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

  2.3 Asset Purchase Agreement By And Among VGC Corp., VGC Holding USA, Inc., NV Koninklijke KNP BT and PrimeSource dated November 1, 1996, for the purchase of the operating assets (excluding accounts receivable) of VGC Corporation's branch operations in Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska. (filed as exhibit 2 to Form 8-K dated November 13, 1996, File No. 0-21750)

  2.4      Asset  Purchase  Agreement By And Among Momentum  Corporation  And TK
           Gray, Inc. And Its Shareholders dated April 15, 1994, for the purchase of substantially all of the assets and certain of the liabilities of TK Gray, Inc. (filed as exhibit 2(i) to Form 8-K dated May 2, 1994, File No. 0-18112)

  2.5 Asset Purchase Agreement between PrimeSource Corporation and Bell Industries, Inc. dated August 28, 1998 for the purchase of substantially all the assets and certain liabilities of the Graphic Imaging Group of Bell Industries, Inc. (filed as exhibit 2 to Form 8-K dated September 28, 1998, File No. 000-21750)

  3.1      Amended and  Restated  Articles of  Incorporation  of the  Registrant
           (filed as Annex C to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

  3.2 Amended and Restated By-laws of the Registrant (filed as Annex D to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

  3.3 Amendment to Amended and Restated By-laws of the Registrant effective May 7, 1997. (filed as Exhibit 10.18 to Form 10-K, File No. 0-21750, dated March 28, 1997)

  4.1 Form of Common Stock Certificate (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750 and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)

  4.2 Form of Common Stock Certificate, effective September 1, 1994 (filed as Exhibit 4.2 to Form 10-K, File No. 0-21750, dated March 30, 1995)

 10.1 Form of Phillips & Jacobs, Inc. 1993 Long Term Incentive Plan (filed as Exhibit 10.1 to Form 10-K, File No. 0-21750, dated March 30, 1995)

 10.2 Form of Phillips & Jacobs, Incorporated Indemnification Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)*

 10.3 Form of Supplemental Executive Retirement Plan Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)*

 10.4 Employment Agreement between the Registrant and W.A. DeMarco dated December 31, 1996 (filed as Exhibit 10.5 to Form 10-K, File No. 0-21750, dated March 28, 1997)*

 10.5 Employment Agreement between the Registrant and J.F. Mullan dated December 31, 1996 (filed as Exhibit 10.6 to Form 10-K, File No. 0-21750, dated March 28, 1997)*

 10.6 Form of Tax Matters Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)

 10.7 Amendment No. 1 to Agreement among Employers Participating in Certain Qualified Plans (filed as Exhibit 10.14 to theProxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)*

 10.8 1993 Replacement Option Plan (P&J Spin-off) for Directors (filed as Annex I to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)*

 10.9 Phillips & Jacobs, Incorporated 401(k) Savings Plan and Trust Agreement (filed as Exhibit 10.14 to Form 10-K, File No. 0-21750, dated March 28, 1994)*

 10.10 Restated Momentum Distribution Inc. Supplemental Benefits Plan, effective April 22, 1991 (filed as Exhibit 10.13 to Form 10-K, File No. 0-18112 dated March 30 1993)*

 10.11 Employment Agreement between the Registrant and John H. Goddard, Jr. dated December 24, 1996 (filed as Exhibit 10.14 to Form 10-K, File No. 0-21750 dated March 25, 1998)*

 10.12 Form of Indemnification Agreement for Directors and certain officers effective September 1, 1994 and executed in January, 1996 (filed as
           Exhibit 10.22 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

 10.13 PrimeSource Corporation Pension Plan (filed as Exhibit 10.23 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

 10.14 Credit Agreement dated as of November 1, 1996 by and among PrimeSource Corporation, Dixie Type & Supply Company, Inc., Onondaga Litho Supply Co., Inc. and The Banks Party Hereto and PNC Bank, National Association, As Agent (filed as Exhibit 10.18 to Form 10-K, File No. 0-21750, dated March 28, 1997)

 10.15 Employment Agreement between the Registrant and Edward Padley dated December 31, 1997 (filed as Exhibit 10.19 to Form 10-K, File No. 0-21750 dated March 25, 1998)*

 10.16 Employment Agreement between the Registrant and D. James Purcell dated December 31, 1997(filed as Exhibit 10.20 to Form 10-K, File No. 0-21750 dated March 25, 1998)*

 21        Subsidiaries of the Registrant

 23        Consent of PricewaterhouseCoopers LLP, Independent Accountants

 27        Financial Data Schedule for the year ended December 31, 1998

 99.1      Undertakings

*Management contracts and/or compensatory plans, contracts or arrangements in which a director and/or a named executive officer participates.