Form 10-Q
period 1999-03-31
PRIMESOURCE CORP
filed 1999-05-10
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED MARCH 31, 1999

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                                Outstanding at May 7, 1999
-----                                                --------------------------
Common stock, par value $.01                                   6,536,014 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                          Page No.
                                                                       --------

Condensed Balance Sheets
     March 31, 1999 and December 31, 1998                                    3

Condensed Statements of Income
     Three Months Ended March 31, 1999 and 1998                              4

Condensed Statements of Cash Flows
     Three Months Ended March 31, 1999 and 1998                              5

Notes to Condensed Financial Statements                                      6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k                                   11


SIGNATURES                                                                  12




Certain  statements   contained  in  this  report  are   forward-looking.   Such
forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully implement its business strategies including successfully integrating business acquisitions, the effect of general economic conditions and technological, competitive and other changes in the industry, impact of year 2000 issues, as well as other risks and uncertainties as set forth in the Company's periodic reports and other filings with the Securities and Exchange Commission.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                      CONDENSED BALANCE SHEETS (Unaudited)


                                                          March 31, December 31,
(Thousands of dollars)                                         1999         1998
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables, net ...................................     $ 94,449     $ 83,575
  Inventories ........................................       57,660       69,111
  Other ..............................................        4,120        3,814
--------------------------------------------------------------------------------
Total Current Assets .................................      156,229      156,500

Property and equipment, net ..........................       13,048       13,123
Excess of cost over net assets
   of businesses acquired, net .......................       17,399       17,526
Other assets .........................................        3,712        3,898
--------------------------------------------------------------------------------
Total Assets .........................................     $190,388     $191,047
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ...........     $  1,092     $  1,128
  Notes payable ......................................                     3,500
  Accounts payable ...................................       46,064       33,745
  Book overdraft .....................................        3,241        9,195
  Other accrued liabilities ..........................        6,330        8,680
--------------------------------------------------------------------------------
Total Current Liabilities ............................       56,727       56,248

Long-term obligations, net of current portion ........       73,104       75,205
Accrued pension liabilities and other liabilities ....        4,005        3,983
--------------------------------------------------------------------------------
Total Liabilities ....................................      133,836      135,436
--------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value .......................           65           65
  Additional paid in capital .........................       25,724       25,724
  Retained earnings ..................................       30,763       29,822
--------------------------------------------------------------------------------
Total Shareholders' Equity ...........................       56,552       55,611
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ...........     $190,388     $191,047
================================================================================

                  See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION
                   CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                                  Three Months
(Thousands of dollars,                                          Ended March 31,
except per share amounts)                                     1999         1998
--------------------------------------------------------------------------------
Net sales ............................................   $ 139,434    $ 101,528
Cost of sales ........................................     115,962       83,076
--------------------------------------------------------------------------------
Gross profit .........................................      23,472       18,452
Selling, general, administrative and other expenses ..      19,995       15,975
--------------------------------------------------------------------------------
Income from operations ...............................       3,477        2,477
Interest expense .....................................      (1,432)        (680)
Other income, net ....................................          53           88
--------------------------------------------------------------------------------
Income before provision
 for income taxes ....................................       2,098        1,885
Provision for income taxes ...........................         863          773
--------------------------------------------------------------------------------

Net income ...........................................   $   1,235    $   1,112
================================================================================
Per share of common stock:
Net income per basic and diluted share ...............   $     .19    $     .17
Cash dividends .......................................        .045         .045
================================================================================

                  See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                    Three Months Ended March 31,
(Thousands of dollars)                                        1999         1998
--------------------------------------------------------------------------------
Operating Activities:
Net income ...........................................    $  1,235     $  1,112
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................         537          468
    Amortization .....................................         256           93
Changes in assets and liabilities affecting operations      10,137         (631)
--------------------------------------------------------------------------------
Net cash provided by operating activities ............      12,165        1,042
--------------------------------------------------------------------------------

Investing Activities:
Additions to property and equipment ..................        (462)        (491)
Net decrease in other assets .........................         182          145
--------------------------------------------------------------------------------
Net cash used in investing activities ................        (280)        (346)
--------------------------------------------------------------------------------

Financing Activities:
Net decrease in short-term debt ......................      (3,500)
Proceeds from long-term obligations ..................                   31,250
Repayment of long-term obligations ...................      (2,137)     (26,227)
Decrease in book overdraft ...........................      (5,954)      (5,464)
Dividends paid .......................................        (294)        (294)
Proceeds from exercise of stock options ..............                       39
--------------------------------------------------------------------------------
Net cash used in financing activities ................     (11,885)        (696)
--------------------------------------------------------------------------------
Net change in cash ...................................        --           --
Cash, beginning of year ..............................        --           --
--------------------------------------------------------------------------------
Cash, end of period ..................................    $   --       $   --
================================================================================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest ........................................    $  1,442     $    420
     Income taxes ....................................         379          258
================================================================================

                  See notes to condensed financial statements.


                             PRIMESOURCE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-K for further information.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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


3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income for the three months ended March 31:

                                                           1999             1998
--------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share              6,536,016        6,521,084

Dilutive effect of stock options .............            6,252          178,325
--------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share ...        6,542,268        6,699,409
--------------------------------------------------------------------------------
Net income per share
Basic ........................................             $.19             $.17
Diluted ......................................              .19              .17
================================================================================

4.  Business Acquisition

In September 1998, the Company acquired the net assets of Bell Industries' Graphic Imaging Group ("Bell acquisition") with 13 locations in the West, Southwest and Midwest. Annual sales from this acquisition are expected to be approximately $135 million.


5.  Restructure and Other

In 1998, the Company reorganized the operations into three regions. This included integrating the Bell acquisition operations into the applicable regions and, where appropriate, combining Bell facilities with existing PrimeSource facilities in the area. In conjunction with this reorganization, the Company incurred a restructure and other expense charge of $1,050,000 of which $54,000 was expended in 1998. The following table sets forth the components of the accrual balance at December 31, 1998 and the expenditures through March 31, 1999.

                                         Balance                         Balance
                                     December 31,           Cash        March 31,
(Thousands of dollars)                      1998    Expenditures            1999
--------------------------------------------------------------------------------
Employee severance .............            $546            $472            $ 74
Lease obligations ..............             100              38              62
Asset write-downs ..............             350                             350
--------------------------------------------------------------------------------
 Total .........................            $996            $510            $486
================================================================================


6.  New Accounting Standards

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


7.  Reclassifications

Certain reclassifications have been made to the 1998 condensed financial statements to conform to the 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the quarter ended March 31, 1999 was $1,235,000 ($.19 per diluted share) compared to net income of $1,112,000 ($.17 per share) for the same period last year.

Net sales reached a new high of $139,434,000 for the quarter, 37% above the $101,528,000 for the same quarter last year. This sales growth was due, in part, to acquisitions completed in 1998, as well as to internal growth in all aspects of the Company's business.

Gross profit as a percent of sales was 16.8% for the quarter ended March 31, 1999 compared to 18.2% for the same quarter last year. This decrease is the result of changes in product mix, lower manufacturer rebates as a percent of sales and a reduction in purchase discounts as a result of decreasing inventory levels during the quarter.

Selling, general, administrative and other expenses as a percent of sales decreased from 15.7% in the first quarter of 1998 to 14.3% in 1999. This decrease reflects the cost savings from the integration of the Bell acquisition operations and the cost reductions incurred in reorganizing the business into three regions.

Interest expense was $1,432,000 for the quarter ended March 31, 1999 compared to $680,000 for the same period last year. This increase is primarily attributable to the Bell acquisition in September 1998.

The effective tax rates for the quarters ended March 31, 1998 and 1999, remained relatively constant at 41% and 41.1%, respectively. The difference between the effective tax rates and the federal statutory rate of 34% for both periods is attributable to state income taxes and non-deductible expenses.

Financial Condition and Liquidity

Net cash provided by operating activities for the three months ended March 31, 1999 was $12.165,000 compared to $1,042,000 for the same period last year. This increase is primarily attributable to improved management of working capital in 1999. Changes in assets and liabilities resulted in a $10.1 million inflow of cash in 1999 compared to an outflow of $.6 million in 1998. Excluding the effect of changes in assets and liabilities, the cash flow increased by 21% from $1,673,000 to $2,028,000.

Net cash used in investing activities was $280,000 for the three months ended March 31, 1999 compared to $346,000 for the same period last year. Capital expenditures for the three months in 1999 were $462,000 compared to $491,000 for the same period last year. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $1,500,000.

Net cash used in financing activities was $11,885,000 for the three-month period ended March 31, 1999 compared to $696,000 for the same period last year. During the quarter ended March 31, 1999, debt decreased $5.6 million and the book overdraft decreased $6 million. These decreases reflect the utilization of the cash generated from operations. For 1998, debt increased $5 million and the book overdraft decreased $5.5 million. For both periods, dividends were $294,000.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $73 million was outstanding at March 31, 1999. In addition, the Company has an uncommitted credit line for $10 million with no outstanding balance at March 31, 1999. The Company believes these facilities combined with future cash flow from operations will be adequate to meet the ongoing capital requirements of the Company.

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

The business system was initially installed in 1990. The system was acquired from a software manufacturer and was modified to meet certain Company requirements. Since the initial installation, the software manufacturer has made several upgrades to the product, including making the software Year 2000 compliant. Historically, the Company has elected not to install the available system upgrades because of the potential additional programming costs of making any required changes to the custom modifications previously made. To become Year 2000 compliant and, in addition, to take advantage of other enhancements in the software, the Company has decided to install the manufacturer's software upgrades. In addition, the Company has contracted with the manufacturer to make the necessary programming changes required as a result of the Company's separate custom modifications to the program. The manufacturer has completed the changes and the Company has completed the testing. In order to minimize potential computer down time, the Company has scheduled the conversion implementation for Memorial Day weekend (May 29-31, 1999), thus allowing for one additional nonbusiness day to complete the process.

The Company believes it has allowed adequate time, including time for any potential delays, to complete the project prior to the year 2000. Accordingly, at this time, the Company has not made any formal contingency plans.

The total cost of the system improvements, which incorporate the Year 2000 compliance, are estimated to be $300,000 of which substantially all has been expended. No other significant information system additions have been postponed as a result of this project.

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

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         none


b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended March 31, 1999.

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

DATE              May 10, 1999