Form 10-Q
period 1999-06-30
PRIMESOURCE CORP
filed 1999-08-13
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED JUNE 30, 1999

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE   ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM ---------- TO --------------

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

                                 (856) 488-4888
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                            Outstanding at August 10, 1999
-----                                            ------------------------------
Common stock, par value $.01                                   6,536,014 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Information                                         Page No.
                                                                       --------

Condensed Balance Sheets
     June 30, 1999 and December 31, 1998                                     3

Condensed Statements of Income
     Three and Six Months Ended June 30, 1999 and 1998                       4

Condensed Statements of Cash Flows
     Six Months Ended June 30, 1999 and 1998                                 5

Notes to Condensed Financial Statements                                      6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                11

Item 6 - Exhibits and Reports on Form 8-k                                   11


SIGNATURES                                                                  12




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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                      CONDENSED BALANCE SHEETS (Unaudited)


                                                           June 30, December 31,
(Thousands of dollars)                                         1999         1998
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables, net ...................................     $ 91,320     $ 83,575
  Inventories ........................................       61,382       69,111
  Other ..............................................        4,152        3,814
--------------------------------------------------------------------------------
Total Current Assets .................................      156,854      156,500

Property and equipment, net ..........................       12,722       13,123
Excess of cost over net assets
   of businesses acquired, net .......................       17,116       17,526
Other assets .........................................        3,435        3,898
--------------------------------------------------------------------------------
Total Assets .........................................     $190,127     $191,047
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ...........     $    768     $  1,128
  Notes payable ......................................                     3,500
  Accounts payable ...................................       46,793       33,745
  Book overdraft .....................................        7,308        9,195
  Other accrued liabilities ..........................        4,736        8,680
--------------------------------------------------------------------------------
Total Current Liabilities ............................       59,605       56,248

Long-term obligations, net of current portion ........       69,004       75,205
Accrued pension liabilities and other liabilities ....        3,965        3,983
--------------------------------------------------------------------------------
Total Liabilities ....................................      132,574      135,436
--------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value .......................           65           65
  Additional paid in capital .........................       25,724       25,724
  Retained earnings ..................................       31,764       29,822
--------------------------------------------------------------------------------
Total Shareholders' Equity ...........................       57,553       55,611
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ...........     $190,127     $191,047
================================================================================

                  See notes to condensed financial statements.


                             PRIMESOURCE CORPORATION
                   CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                       Three Months                Six Months
(Thousands of dollars,                               Ended June 30,            Ended June 30,
except per share amounts)                         1999         1998         1999         1998
---------------------------------------------------------------------------------------------
Net sales ................................   $ 133,355    $ 104,846    $ 272,789    $ 206,374
Cost of sales ............................     110,051       85,268      226,013      168,344
---------------------------------------------------------------------------------------------
Gross profit .............................      23,304       19,578       46,776       38,030
Selling, administrative and other expenses      19,764       16,734       39,759       32,709
---------------------------------------------------------------------------------------------
Income from operations ...................       3,540        2,844        7,017        5,321
Interest expense .........................      (1,342)        (774)      (2,774)      (1,454)
Other income, net ........................          14           92           67          180
---------------------------------------------------------------------------------------------
Income before provision
 for income taxes ........................       2,212        2,162        4,310        4,047
Provision for income taxes ...............         917          892        1,780        1,665
---------------------------------------------------------------------------------------------

Net income ...............................   $   1,295    $   1,270    $   2,530    $   2,382
=============================================================================================
Per share of common stock:
Net income per basic share ...............   $     .20    $     .19    $     .39    $     .37
Net income per diluted share .............         .20          .19          .39          .36
Cash dividends ...........................        .045         .045          .09          .09
=============================================================================================


                  See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                          Six Months Ended June 30,
(Thousands of dollars)                                          1999          1998
----------------------------------------------------------------------------------
Operating Activities:
Net income ............................................   $    2,530    $    2,382
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation ......................................        1,066           937
    Amortization ......................................          543           186
Changes in assets and liabilities affecting operations         8,750          (955)
----------------------------------------------------------------------------------
Net cash provided by operating activities .............       12,889         2,550
----------------------------------------------------------------------------------

Investing Activities:
Additions to property and equipment ...................         (665)         (845)
Payment for acquisition ...............................                     (1,700)
Net decrease in other assets ..........................          312           493
----------------------------------------------------------------------------------
Net cash used in investing activities .................         (353)       (2,052)
----------------------------------------------------------------------------------

Financing Activities:
Net decrease in short-term debt .......................       (3,500)
Proceeds from long-term obligations ...................                     59,250
Repayment of long-term obligations ....................       (6,561)      (58,905)
Decrease in book overdraft ............................       (1,887)         (316)
Dividends paid ........................................         (588)         (588)
Proceeds from exercise of stock options ...............                         61
----------------------------------------------------------------------------------
Net cash used in financing activities .................      (12,536)         (498)
----------------------------------------------------------------------------------
Net change in cash ....................................         --            --
Cash, beginning of year ...............................         --            --
----------------------------------------------------------------------------------
Cash, end of period ...................................   $     --      $     --
==================================================================================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest .........................................   $    2,892    $    1,366
     Income taxes .....................................        1,845         2,140
===================================================================================

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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income for the three and six months ended June 30:

                                                           Three Months              Six Months
                                                         Ended June 30,          Ended June 30,
                                                       1999        1998        1999        1998
-----------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share ......   6,536,014   6,526,269   6,536,015   6,523,677
Dilutive effect of stock options ..............      15,686     145,483      10,969     161,904
-----------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share ....   6,551,700   6,671,752   6,546,984   6,685,581
-----------------------------------------------------------------------------------------------
Net income per share:
Basic .........................................   $     .20   $     .19   $     .39   $     .37
Diluted .......................................         .20         .19         .39         .36
===============================================================================================

4.  Business Acquisition

In September 1998, the Company acquired the net assets of Bell Industries' Graphic Imaging Group ("Bell acquisition") with 13 locations in the West, Southwest and Midwest. Annual sales from this acquisition are expected to be approximately $135 million. In April 1998, the Company acquired the assets of Joseph Genstein, Inc. ("Genstein acquisition"), a graphics distributor in the Pittsburgh area with annual sales of approximately $4 million.


5.  Restructure and Other

In 1998, the Company reorganized the operations into three regions. This included integrating the Bell acquisition operations into the applicable regions and, where appropriate, combining Bell facilities with existing PrimeSource facilities in the area. In conjunction with this reorganization, the Company incurred a restructure and other expense charge of $1,050,000 of which $54,000 was expended in 1998. The following table sets forth the components of the accrual balance at December 31, 1998 and the expenditures through June 30, 1999.

                                   Balance                             Balance
                               December 31,             Cash           June 30,
(Thousands of dollars)                1998      Expenditures              1999
------------------------------------------------------------------------------
Employee severance .........         $ 546             $ 546            $    0
Lease obligations ..........           100                63                37
Asset write-downs ..........           350                                 350
------------------------------------------------------------------------------
 Total .....................         $ 996             $ 609             $ 387
==============================================================================


6.  New Accounting Standards

In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No.
133. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.


7.  Reclassifications

Certain reclassifications have been made to the 1998 condensed financial statements to conform to the 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Net income for the quarter ended June 30, 1999 was $1,295,000 ($.20 per diluted share) on sales of $133,355,000 compared to net income of $1,270,000 ($.19 per share) on sales of $104,846,000 for the same period last year. For the six months ended June 30, 1999, net income was $2,530,000 ($.39 per diluted share) on sales of $272,789,000 compared to net income of $2,382,000 ($.36 per diluted share) on sales of $206,374,000 for 1998.

Compared to the same periods last year, net sales increased 27% for the quarter and 32% for the six months ended June 30, 1999. This sales growth is primarily attributable to acquisitions in 1998. The Company has experienced solid growth in digital press and national accounts. Sales of certain capital goods, consisting of electronic prepress equipment and press & bindery machinery, however, have not met expectations. The Company does not believe there is a loss in demand for these capital products, but rather normal fluctuations during the year in the timing of these purchases. Accordingly, the Company expects these sales to improve over the balance of the year.

Gross profit as a percent of sales was 17.5% for the quarter and 17.1% for the six-month period ended June 30, 1999 compared to 18.7% and 18.4%, respectively, for the same periods last year. This decrease is the result of changes in product and customer mix, lower manufacturer rebates as a percent of sales and a similar reduction in purchase discounts as a result of decreasing inventory levels during the year.

Selling, administrative and other expenses as a percent of sales were 14.8% for the quarter and 14.6% for the six-month period compared to 16% and 15.8%, respectively, for the same periods last year. This decrease reflects the cost savings from the integration of the Bell acquisition operations and the cost reductions realized from the reorganization of the Company.

Interest expense was $1,342,000 and 2,774,000 for the quarter and six-month period ended June 30, 1999 compared to $774,000 and $1,454,000, respectively, for the same periods last year. This increase is primarily attributable to the Bell acquisition in September 1998.

The effective tax rates for the six months ended June 30, 1999 and 1998, remained relatively constant at 41.3% and 41.1%, respectively. The difference between the effective tax rates and the federal statutory rate of 34% for both periods is attributable to state income taxes and non-deductible expenses.

Financial Condition and Liquidity

Net cash provided by operating activities for the six months ended June 30, 1999 was $12,889,000 compared to $2,550,000 for the same period last year. This increase is primarily attributable to improved management of working capital in 1999. Changes in assets and liabilities resulted in an $8.7 million inflow of cash in 1999 compared to an outflow of $1.0 million in 1998. Excluding the effect of changes in assets and liabilities, the cash flow increased by 18% from $3,505,000 to $4,139,000.

Net cash used in investing activities was $353,000 for the six months ended June 30, 1999 compared to $2,052,000 for the same period last year. Expenditures for 1998 included the Genstein acquisition. Capital expenditures for the six months in 1999 were $665,000 compared to $845,000 for the same period last year. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $1,300,000.

Net cash used in financing activities was $12,536,000 for the six-month period ended June 30, 1999 compared to $498,000 for the same period last year. During the six-month period ended June 30, 1999, debt decreased $10.1 million and the book overdraft decreased $1.9 million. These decreases reflect the utilization of the cash generated from operations. For 1998, there was no material net change in the debt and book overdraft. For both periods, dividends were $588,000.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $68.9 million was outstanding at June 30, 1999. In addition, the Company has uncommitted credit lines for $10 million with no outstanding balance at June 30, 1999. The Company believes these facilities combined with future cash flow from operations will be adequate to meet the ongoing capital requirements of the Company.

Procedures for the Year 2000 Issue

The Company's business system required program modifications prior to the year 2000 for what is commonly referred to as the "Year 2000 Issue". Similar to other systems, the Compnay's system had to be modified to change the date for years from an abbreviated two-digit number to a four-digit number. Without this modification, the abbreviated two-digit number would have caused many of the functions within the system to operate improperly or malfunction in the year 2000.

The above modification was part of an extensive system enhancement. The cost for the complete enhancement was approximately $300,000. No other significant information system additions have been postponed as a result of this project.

The Company believes that its worst-case scenario would be the loss of power in Seattle Washington where its business system is located. The Company plans to have a back-up generator at the beginning of January 2000 to provide power for several days if needed.

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

The Company recognizes that some electronic equipment it sold in earlier years may not be Year 2000 compliant and could result in claims against the Company as well as the manufacturer of the equipment. The Company believes it would have several defenses to any such claims, but it is presently unable to estimate what the aggregate cost of defending and/or settling any such claims would be.

With regard to other areas of exposure, the Company's facilities consist primarily of leased warehouse facilities in large metropolitan areas using local utilities. With regard to communication lines, the business system lines are through a major telecommunications supplier that has provided assurances it will be Year 2000 compliant. As the Company does not have any specific contract services with power companies or other utilities or sophisticated production equipment, it is not subject to many of the potential problems of manufacturing or certain service environments. However, due to the interdependence of telecommunication, power and other utility services and the other general uncertainties of this issue, the Company is unable to determine whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

New Accounting Standards

In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No.
133. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

a. The Company's annual meeting of shareholders was held on May 11, 1999.

b. Matters voted upon at the meeting and the results of those votes were as follows:

         Election of Directors
                                                         For           Against         Withheld
         --------------------------------------------------------------------------------------
         Philip J. Baur, Jr.                       5,508,089              ---            42,509
         Richard E. Engebrecht                     5,510,171              ---            40,427
         Edward N. Patrone                         5,510,171              ---            40,427

          Other directors whose terms of office continued after the meeting are as follows: Fred C. Aldridge, Jr., John H. Goddard, Jr., Gary MacLeod, James F. Mullan, Klaus D. Oebel, John M. Pettine.

         Approval  of  Independent
                                                         For           Against         Withheld
         --------------------------------------------------------------------------------------

         Approval of  PricewaterhouseCoopers  LLP,
         Certified  Public  Accountants,  as
         independent  public  auditors for 1999    5,402,335           138,404            9,859

The foregoing matters are described in detail in the Company's proxy statement dated April 9, 1999.

Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         none


b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended June 30, 1999.

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

DATE              August 13, 1999