Form 10-Q
period 1999-09-30
PRIMESOURCE CORP
filed 1999-11-12
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT Of 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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



                                 Yes (X) No ( )




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                          Outstanding at November 10, 1999
-----                                          --------------------------------
Common stock, par value $.01                                   6,536,212 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Information                                        Page No.
                                                                      --------

Condensed Balance Sheets
     September 30, 1999 and December 31, 1998                               3

Condensed Statements of Income
     Three and Nine Months Ended September 30, 1999 and 1998                4

Condensed Statements of Cash Flows
     Nine Months Ended September 30, 1999 and 1998                          5

Notes to Condensed Financial Statements                                     6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-k                                  11


SIGNATURES                                                                 12




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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                      CONDENSED BALANCE SHEETS (Unaudited)


                                                       September 30,   December 31,
(Thousands of dollars)                                         1999           1998
----------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables, net ...................................     $ 93,075       $ 83,575
  Inventories ........................................       63,496         69,111
  Other ..............................................        3,941          3,814
----------------------------------------------------------------------------------
Total Current Assets .................................      160,512        156,500

Property and equipment, net ..........................       12,542         13,123
Excess of cost over net assets
   of businesses acquired, net .......................       18,219         17,526
Other assets .........................................        2,906          3,898
----------------------------------------------------------------------------------
Total Assets .........................................     $194,179       $191,047
==================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ...........     $    468       $  1,128
  Notes payable ......................................                       3,500
  Accounts payable ...................................       49,317         33,745
  Book overdraft .....................................       11,657          9,195
  Other accrued liabilities ..........................        6,755          8,680
----------------------------------------------------------------------------------
Total Current Liabilities ............................       68,197         56,248

Long-term obligations, net of current portion ........       64,104         75,205
Accrued pension liabilities and other liabilities ....        3,448          3,983
----------------------------------------------------------------------------------
Total Liabilities ....................................      135,749        135,436
----------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value .......................           65             65
  Additional paid in capital .........................       25,725         25,724
  Retained earnings ..................................       32,640         29,822
----------------------------------------------------------------------------------
Total Shareholders' Equity ...........................       58,430         55,611
----------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ...........     $194,179       $191,047
==================================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION
                   CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                       Three Months               Nine Months
(Thousands of dollars,                          Ended September 30,       Ended September 30,
except per share amounts)                         1999         1998         1999         1998
---------------------------------------------------------------------------------------------
Net sales ................................   $ 132,537    $ 109,486    $ 405,326    $ 315,860
Cost of sales ............................     110,010       89,878      336,023      258,222
---------------------------------------------------------------------------------------------
Gross profit .............................      22,527       19,608       69,303       57,638
Selling, administrative and other expenses      19,234       17,166       58,993       49,875
---------------------------------------------------------------------------------------------
Income from operations ...................       3,293        2,442       10,310        7,763
Interest expense .........................      (1,336)        (834)      (4,110)      (2,288)
Other income, net ........................          51          105          118          285
---------------------------------------------------------------------------------------------
Income before provision
 for income taxes ........................       2,008        1,713        6,318        5,760
Provision for income taxes ...............         838          711        2,618        2,376
---------------------------------------------------------------------------------------------

Net income ...............................   $   1,170    $   1,002    $   3,700    $   3,384
=============================================================================================
Per share of common stock:
Net income per basic share ...............   $     .18    $     .15    $     .57    $     .52
Net income per diluted share .............         .18          .15          .56          .51
Cash dividends ...........................        .045         .045         .135         .135
=============================================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                 Nine Months Ended September 30,
(Thousands of dollars)                                        1999         1998
--------------------------------------------------------------------------------
Operating Activities:
Net income ...........................................   $   3,700    $   3,384
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................       1,609        1,434
    Amortization .....................................         821          295
Changes in assets and liabilities affecting operations       8,354        4,230
-------------------------------------------------------------------------------
Net cash provided by operating activities ............      14,484        9,343
-------------------------------------------------------------------------------

Investing Activities:
Additions to property and equipment ..................      (1,028)      (1,193)
Payment for acquisitions, net of cash acquired .......        (100)     (32,338)
Change in other assets and liabilities ...............         324          302
-------------------------------------------------------------------------------
Net cash used in investing activities ................        (804)     (33,229)
-------------------------------------------------------------------------------

Financing Activities:
Repayment of short-term debt .........................      (3,500)
Proceeds from long-term obligations ..................      34,936      115,900
Repayment of long-term obligations ...................     (46,697)     (88,600)
Increase (decrease) in book overdraft ................       2,462       (2,610)
Dividends paid .......................................        (882)        (882)
Proceeds from exercise of stock options ..............           1           78
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ..     (13,680)      23,886
-------------------------------------------------------------------------------
Net change in cash ...................................        --           --
Cash, beginning of year ..............................        --           --
-------------------------------------------------------------------------------
Cash, end of period ..................................   $    --      $    --
===============================================================================
Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest ........................................   $   4,284    $   2,130
     Income taxes ....................................       2,035        3,694
===============================================================================

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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic net income per share to the shares used to compute diluted net income per share as shown on the consolidated condensed statements of income for the three and nine months ended September 30:

                                                      Three Months             Nine Months
                                               Ended September 30,     Ended September 30,
                                                  1999        1998        1999        1998
------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share .   6,536,147   6,528,409   6,536,059   6,525,254
Dilutive effect of stock options .........      29,431     120,193      17,123     148,000
------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share   6,565,578   6,648,602   6,553,182   6,673,254
------------------------------------------------------------------------------------------
Net income per share:
Basic ....................................   $     .18   $     .15   $     .57   $     .52
Diluted ..................................         .18         .15         .56         .51
==========================================================================================

4.  Business Acquisitions

In September 1998, the Company acquired the net assets of Bell Industries' Graphic Imaging Group ("Bell acquisition") with 13 locations in the West, Southwest and Midwest. Annual sales from this acquisition are expected to be approximately $135 million. In 1999, the allocation of the purchase price was adjusted based on final fair values of the assets acquired. In April 1998, the Company acquired the assets of Joseph Genstein, Inc. ("Genstein acquisition"), a graphics distributor in the Pittsburgh area with annual sales of approximately $4 million.


5.  Restructure and Other

In 1998, the Company reorganized the operations into three regions. This included integrating the Bell acquisition operations into the applicable regions and, where appropriate, combining Bell facilities with existing PrimeSource facilities in the area. In conjunction with this reorganization, the Company incurred a restructure and other expense charge of $1,050,000 of which $54,000 was expended in 1998. The following table sets forth the components of the accrual balance at December 31, 1998 and the expenditures through September 30, 1999.

                                       Balance                           Balance
                                   December 31,            Cash     September 30,
(Thousands of dollars)                    1998     Expenditures             1999
--------------------------------------------------------------------------------
Employee severance ..........             $546             $546             $  0
Lease obligations ...........              100               68               32
Asset write-downs ...........              350                               350
--------------------------------------------------------------------------------
 Total ......................             $996             $614             $382
================================================================================


6.  New Accounting Standards

In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No.
133. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.


7.  Reclassifications

Certain reclassifications have been made to the 1998 condensed financial statements to conform to the 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Net income for the quarter ended September 30, 1999 was $1,170,000 ($.18 per diluted share) on sales of $132,537,000 compared to net income of $1,002,000 ($.15 per diluted share) on sales of $109,486,000 for the same period last year. For the nine months ended September 30, 1999, net income was $3,700,000 ($.56 per diluted share) on sales of $405,326,000 compared to net income of $3,384,000 ($.51 per diluted share) on sales of $315,860,000 for 1998.

Compared to the same periods last year, net sales increased 21% for the quarter and 28% for the nine months ended September 30, 1999. This sales growth is primarily attributable to acquisitions in 1998. The Company has experienced solid growth in digital press and national accounts. Sales of certain capital goods, consisting of electronic prepress equipment and press & bindery machinery, however, have not met expectations. Based on current customer interest, the Company feels these sales will begin to improve over the balance of the year and into year 2000.

Gross profit as a percent of sales was 17% for the quarter and 17.1% for the nine-month period ended September 30, 1999 compared to 17.9% and 18.2%, respectively, for the same periods last year. This decrease is the result of changes in product and customer mix, lower manufacturer rebates as a percent of sales and a similar reduction in purchase discounts as a result of decreasing inventory levels during the year.

Selling, administrative and other expenses as a percent of sales were 14.5% for the quarter and 14.6% for the nine-month period compared to 15.7% and 15.8%, respectively, for the same periods last year. This decrease reflects the cost savings from the integration of the Bell acquisition operations and the cost reductions realized from the reorganization of the Company.

Interest expense was $1,336,000 and $4,110,000 for the quarter and nine-month period ended September 30, 1999 compared to $834,000 and $2,288,000, respectively, for the same periods last year. This increase is primarily attributable to the Bell acquisition in September 1998.

The effective tax rates for the nine months ended September 30, 1999 and 1998, remained relatively constant at 41.4% and 41.3%, respectively. The difference between the effective tax rates and the federal statutory rate of 34% for both periods is attributable to state income taxes and non-deductible expenses.

Financial Condition and Liquidity

Net cash provided by operating activities for the nine months ended September 30, 1999 was $14,484,000 compared to $9,343,000 for the same period last year. This increase is primarily attributable to decreased levels of working capital in 1999. Changes in assets and liabilities resulted in an $8.4 million inflow of cash in 1999 compared to an inflow of $4.2 million in 1998. Excluding the effect of changes in assets and liabilities, the cash flow increased by 20% from $5,113,000 to $6,130,000.

Net cash used in investing activities was $804,000 for the nine months ended September 30, 1999 compared to $33,229,000 for the same period last year. In 1998, the Company expended $33.2 million for the Bell and Genstein acquisitions compared to a $100,000 expenditure in 1999 related to a final acquisition contingent payment. Property and equipment expenditures for the nine months in 1999 were $1,028,000 compared to $1,193,000 for the same period last year. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $500,000.

Net cash used in financing activities was $13,680,000 for the nine-month period ended September 30, 1999 compared to net cash provided of $23,886,000 for the same period last year. During the nine-month period ended September 30, 1999, debt decreased $15.3 million compared to an increase of $27.3 million for the same period last year. The decrease in 1999 is primarily attributable to the cash generated from operating activities. The increase in 1998 is primarily attributable to acquisitions expenditures in 1998. The change in the book overdraft resulted in cash provided of $2.5 million in 1999 and cash used of $2.6 million in 1998. These changes reflect temporary differences in the timing of check clearings by the banks. For both periods, dividends were $882,000.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $64 million was outstanding at September 30, 1999. In addition, the Company has $10 million in credit lines with no outstanding balances at September 30, 1999. The Company believes these facilities combined with future cash flow from operations will be adequate to meet the ongoing capital requirements of the Company.

Procedures for the Year 2000 Issue

The Company's business system required program modifications prior to the year 2000 for what is commonly referred to as the "Year 2000 Issue". Similar to other systems, the Company's system had to be modified to change the date for years from an abbreviated two-digit number to a four-digit number. Without this modification, the abbreviated two-digit number would have caused many of the functions within the system to operate improperly or malfunction in the year 2000.

The above modification was part of an extensive system enhancement. The cost for the complete enhancement was approximately $300,000. No other significant information system additions have been postponed as a result of this project.

The Company believes that its worst-case scenario would be the loss of power in Seattle, Washington where its business system is located. The Company plans to have a back-up generator available at January 1, 2000 to provide power if needed.

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

New Accounting Standards

In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No.
133. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         none


b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended September 30, 1999.

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

DATE              November 10, 1999