Form 10-K
period 1999-12-31
PRIMESOURCE CORP
filed 2000-03-29
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For the year ended December 31, 1999           Commission file Number  000-21750

                             PRIMESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                          23-1430030
------------                                                          ----------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

4350 Haddonfield Road, Suite 222, Pennsauken, N.J.                         08109
--------------------------------------------------                         -----
(Address of Principal Executive Offices)                              (Zip Code)

                                  (856)488-4888
                                  -------------
                          Registrant's Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
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

                                YES ( X ) NO (  )
                                    -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 27, 2000 the aggregate market value of the voting stock held by nonaffiliates was approximately $36.4 million.

As of March 27, 2000 there were 6,486,212 shares of common stock issued and outstanding.

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

Since becoming a public company, the Company has had three significant business combinations. In 1994, Momentum Corporation with sales of approximately $165 million merged into the Company. In 1996, the Company acquired five of VGC Corporation's branch operations with sales of approximately $55 million. In 1998, the Company acquired the graphic imaging group of Bell Industries, Inc. with sales of approximately $135 million. With these acquisitions, the Company has a significant presence in all of the major regions in the United States. The Company believes there will be a continuing consolidation of distributors in the industry and the Company's business strategy will continue to include pursuing such acquisitions which will either expand the Company's presence in key markets and/or offer new products and services to the printing and publishing industry.

The Company is headquartered in Pennsauken, New Jersey. The operations are divided into three geographic regions. The Company maintains a decentralized management structure that allows the operating regions broad discretion in the conduct of their respective businesses, including responsibility for management of their suppliers, customers and employees. Management is evaluated against their financial and non-financial goals which are established on an annual basis. The Company emphasizes sales growth as well as return on sales and net assets. The Company believes it must strive to maximize its long-term return on capital employed by quantifying this objective and applying it at the operating level. Management believes that the concept of fostering and perpetuating the entrepreneurial drive of operating management will continue to be a key factor in the Company's future success.

The Company presently represents over 500 suppliers, provides more than 200,000 line items and has a customer base in excess of 30,000. No customer accounted for more than 5% of the Company's net sales in 1999.

The Company offers consumables, such as films, plates, blankets, papers and chemistries; scanners, servers, work stations, image setters, computer-to-plate devices and other digital electronic equipment and the applicable software; and press, bindery and other finishing machinery. The Company is the U.S. distributor for Xeikon, which manufacturers on-demand and variable data digital color printing systems and supplies. With the product range and in-house expertise, the Company feels it is a premiere provider of printing solutions. The printing industry has transitioned and continues to move through a period of rapid technological change. Accordingly, the Company's product mix continues to evolve, however, it remains positioned through both product and process knowledge to fully service this market.

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

The Company employed 730 employees at December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                 BUSINESS EXPERIENCE                                 POSITION HELD
NAME                                 AGE          LAST FIVE YEARS                                         SINCE
------------------------           ------    ----------------------------                    ----------------------
James F. Mullan                       60       President and Chief Executive                           1991-Present
President and                                      Officer of Registrant
Chief Executive Officer

John H. Goddard, Jr.                  52       Executive Vice President                            September, 1994-
Executive Vice President                           of Registrant                                            Present


William A. DeMarco                    54       Vice President and Chief Financial Officer          September, 1994-
Vice President and                                 of Registrant                                            Present
Chief Financial Officer



Barry C. Maulding                     54       Vice President, General Counsel                     September, 1994-
Vice President,                                    and Corporate Secretary                                  Present
General Counsel and                                of Registrant
Corporate Secretary

ITEM 2.  PROPERTIES

The locations and primary use of the physical properties of the Company are as follows:

                                                                     Approximate
                                                                          Square
Location                                                                 Footage
----------------------------                                         -----------
Corporate Headquarters

       Pennsauken, NJ                                                      8,500

Distribution/Sales Facilities

       Atlanta, GA (Norcross)                                             23,200
       Birmingham, AL                                                     37,000
       Boston, MA (Hingham)                                               13,800
       Chicago, IL (Itasca)                                               49,600
       Cincinnati, OH                                                     35,000
       Dallas, TX                                                         17,500
       Denver, CO                                                         10,000
       Des Moines, IA (Ankeny)                                            14,000
       Houston, TX (Bellaire)                                             10,300
       Jackson, MS (Richland)                                              1,500
       Kalamazoo, MI                                                      14,700
       Kansas City, KS                                                    16,800
       Lancaster, PA (Lititz)                                             14,300
       Las Vegas, NV                                                       6,200
       Los Angeles, CA                                                    44,900
       Miami, FL (Miramar)                                                14,700
       Milwaukee, WI (New Berlin)                                         23,300
       Minneapolis, MN (Roseville)                                        76,800
       Mobile, AL                                                          8,000
       Nashville, TN                                                      16,000
       New Orleans, LA (Harahan)                                           8,800
       Omaha, NE                                                          15,000
       Orlando, FL                                                        14,400
       Pennsauken, NJ                                                     19,500
       Phoenix, AZ                                                        11,500
       Pittsburgh, PA                                                     15,800
       Portland, OR (Wilsonville)                                          8,800
       Sacramento, CA                                                      7,600
       St. Louis, MO                                                      22,000
       San Diego, CA                                                      10,600
       San Jose, CA                                                       21,300
       Seattle, WA (Auburn)                                                8,300




All of the properties are held under operating leases, except for the Birmingham, Des Moines, St. Louis and Seattle facilities which are owned. Management believes that the Company's properties are generally well maintained and adequate for current operations and foreseeable expansion. The inability of the Company to renew any short-term real property lease would not have a material effect on the Company's results of operations.

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

The Company, along with many other parties, is a defendant in a contribution action to determine the liability for the state ordered clean up of a landfill. The Company believes its insurance will cover any costs incurred in this matter. The Company is also, in general, subject to possible loss contingencies pursuant to federal or state environmental laws and regulations. Although these contingencies could result in future expenses or judgments, such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year.

                                    PART II.

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market under the symbol PSRC.

The following quarterly stock price and dividend information is provided for 1999 and 1998.

                                               Stock Price
                              ----------------------------        Cash Dividends
                                    High               Low             Per Share
--------------------------------------------------------------------------------
1999
----
   First Quarter               $    7.06        $     5.25            $     .045
   Second Quarter                   8.12              4.84                  .045
   Third Quarter                    8.00              4.50                  .045
   Fourth Quarter                   6.50              4.00                  .045

1998
----
   First Quarter               $   11.50        $     9.37             $    .045
   Second Quarter                  11.50              8.25                  .045
   Third Quarter                    9.75              7.87                  .045
   Fourth Quarter                   8.06              6.25                  .045



In the first quarter of 2000, the Company increased the quarterly cash dividend to $.0475 per share. The payment of future cash dividends will depend on the level and growth of the Company's earnings and the Company's needs for cash.

There were approximately 3,100 shareholders of record as of December 31, 1999.

For purposes of computing the aggregate market value of the voting stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all directors and officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed with the Securities and Exchange Commission by April 30, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

This information should be read in conjunction with the Company's consolidated financial statements and notes to such statements included herein.

                                                                                Years Ended December 31,
                                          --------------------------------------------------------------
(in thousands, except per share amounts)        1999         1998(1)      1997(2)      1996         1995 (3)
--------------------------------------------------------------------------------------------------------
Statement of Income Data
Net sales ..............................   $ 545,273    $ 453,047    $ 414,867    $ 366,657    $ 357,077
Cost of sales ..........................     452,396      369,844      343,116      301,428      293,790
--------------------------------------------------------------------------------------------------------
Gross profit ...........................      92,877       83,203       71,751       65,229       63,287
Operating expenses .....................      78,699       72,820       63,257       57,033       58,615
--------------------------------------------------------------------------------------------------------
Income from operations .................      14,178       10,383        8,494        8,196        4,672
Interest expense .......................      (5,484)      (3,605)      (2,913)      (1,915)      (2,235)
Gain on sale of capital lease ..........                                 3,658
Loss on business divestiture ...........                                  (401)
Other income-net .......................          78          297          515          421          441
--------------------------------------------------------------------------------------------------------
Income before provision for income taxes       8,772        7,075        9,353        6,702        2,878
Provision for income taxes .............       3,663        2,975        3,862        2,788        1,232
--------------------------------------------------------------------------------------------------------

Net income .............................   $   5,109    $   4,100    $   5,491    $   3,914    $   1,646
========================================================================================================

Per Share Data

Net income per basic share .............   $     .78    $     .63    $     .84    $     .60    $     .25
Net income per diluted share ...........         .78          .62          .83          .60          .25
Cash dividends per share ...............         .18          .18          .18          .18          .38
========================================================================================================

Balance Sheet Data

Working capital ........................   $  94,236    $ 100,602    $  69,151    $  67,040    $  65,168
Total assets ...........................     196,807      190,697      138,491      134,175      119,804
Total long-term obligations ............      62,500       75,205       32,788       36,250       32,202
Shareholders' equity ...................      59,545       55,611       52,548       48,183       45,572
========================================================================================================


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

                                                   Years Ended December 31,
                                                 --------------------------
                                                  1999      1998      1997
---------------------------------------------------------------------------

Net sales ..................................     100.0%    100.0%    100.0%
Cost of sales ..............................      83.0      81.6      82.7
--------------------------------------------------------------------------
Gross profit ...............................      17.0      18.4      17.3
Selling, general and administrative expenses      13.6      15.2      14.5
Depreciation and amortization ..............        .6        .6        .6
Provision for doubtful accounts ............        .2        .1        .2
Restructure and other ......................                  .2
--------------------------------------------------------------------------
Income from operations .....................       2.6       2.3       2.0
Interest expense ...........................      (1.0)      (.8)      (.7)
Gain on sale of capital lease ..............                            .9
Loss on business divestiture ...............                           (.1)
Other income-net ...........................                  .1        .1
--------------------------------------------------------------------------

Income before provision for income taxes ...       1.6       1.6       2.2
Provision for income taxes .................        .7        .7        .9
--------------------------------------------------------------------------
Net income .................................        .9%       .9%      1.3%
==========================================================================


COMPARISON OF 1999 TO 1998

Net income for 1999 was $5,109,000, or $.78 per diluted share, compared to $4,100,000, or $.62 per diluted share, in 1998. Excluding a one-time pre-tax restructure and other charge of $1.05 million in 1998, the net income in 1998 was $4,734,000, or $.71 per diluted share.

This increase in net income for 1999 was the result of improved income from operations. During the year, the Company was able to successfully integrate the acquisition of Bell Industries' Graphic Imaging Group ("Bell acquisition") and complete the reorganization of the Company into three regions. Excluding the 1998 one-time charge, income from operations increased 24% in 1999 from $11,433,000 in 1998 to $14,178,000 in 1999, the highest level in the Company's history. Including the one-time charge, 1998 income from operations was $10,383,000.

Sales  for  1999  were   $545,273,000,   a  20%  increase  over  1998  sales  of
$453,047,000. This sales increase is primarily the result of the Bell acquisition, increased national account sales and over a 200% increase in digital press sales.

Gross profit as a percent of sales was 17% in 1999 compared to 18.4% in 1998. This decrease is primarily the result of changes in product and customer mix and lower manufacturer rebates.

Selling, general and administrative expenses as a percent of sales decreased from 15.2% in 1998 to 13.6% in 1999. In 1998, the Company incurred a restructure and other charge of $1.05 million related to reorganizing the Company into three regions and integrating the Bell operations. This percentage decrease in selling, general and administrative expenses reflects the successful implementation of this reorganization and integration program.

Depreciation and amortization expense increased from $2,507,000 in 1998 to $3,096,000 in 1999. This increase is due to additional goodwill amortization as a result of the Bell acquisition.

The provision for doubtful accounts increased from $440,000 in 1998 to $1,186,000 in 1999. This increase is due to increased sales in 1999, plus, losses that occurred in transitioning accounts acquired in the Bell acquisition.

Interest expense increased from $3,605,000 in 1998 to $5,484,000 in 1999. This increase is attributable to the debt associated with the Bell acquisition.

The effective income tax rate remained relatively constant between the two years at 41.8% in 1999 and 42% in 1998. The difference between the effective tax rates and the federal statutory rate of 34% is primarily attributable to the effect of state income taxes and non-deductible expenses.

For the year 2000, the Company expects to continue to see strong sales growth in national accounts and digital press sales. The Company continues to review the substantial technological changes occurring, and the Company's existing operating structure, to determine what changes can be made to better serve customers, improve efficiencies and/or reduce costs. In addition, assuming the printing industry and the economy remain stable, the Company expects to also lower its bad debt expense.

COMPARISON OF 1998 TO 1997

Net income for 1998 was $4,100,000, or $.62 per diluted share compared to $5,491,000, or $.83 per diluted share in 1997. Included in the 1998 income is a restructure and other charge of $1.05 million for aligning the Company into three regions and integrating the Bell acquisition. Included in the 1997 income is a $3.7 million gain on the sale of a capital lease, a $2.3 million electronic equipment inventory write-down and a $0.4 million loss on a business divestiture. Excluding these one-time items for both years, net income for 1998 was $4,734,000 or $.71 per diluted share compared to $4,930,000 or $.74 per diluted share for 1997.

Sales in 1998 were $453,047,000 compared to $414,867,000 in 1997, an increase of 9%. This sales increase is primarily the result of the Bell acquisition.
Excluding the effect of the Bell acquisition, sales of digital presses had strong growth and consumable sales increased slightly. Sales of electronic prepress systems decreased, which tended to offset most of the overall internal sales growth.

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

Selling, general and administrative expenses as a percent of sales increased from 14.5% in 1997 to 15.2% in 1998. This increase is primarily due to additional personnel costs associated with electronic prepress sales. In addition, the benefits of integrating the Bell acquisition did not occur until 1999.

In the fourth quarter of 1998, the Company incurred a restructure and other charge of $1.05 million related to reorganizing the Company into three regions and integrating the Bell operations. The costs incurred were for employee severances and closure of duplicate facilities. The Company anticipates the savings from this reorganization will bring the percentage of selling, general and administrative expenses to sales to levels consistent with or lower than preceding years.

In 1998, the provision for doubtful accounts decreased to $440,000 from $694,000 in 1997. The Company has benefited from effective credit policies and the strong economy.

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

Financial Condition and Liquidity

Cash provided by operating activities was $10,196,000 in 1999 and cash used in operating activities was $2,302,000 and $1,795,000 in 1998 and 1997, respectively. The improvement between 1999 and 1998 is primarily attributable to changes in working capital levels. Changes in assets and liabilities resulted in a $1.4 million inflow of cash in 1999 compared to an outflow of $10 million in 1998. Excluding the impact of changes in assets and liabilities, the cash flow was $8.8 million in 1999, a 15% increase over the $7.7 million in 1998. In 1997, the cash flow before the effect of changes in assets and liabilities was $4.9 million.

Cash flow used by investing activities was $487,000 and $45,618,000 in 1999 and 1998, compared to cash provided by investing activities of $3,650,000 in 1997. The large outflow in 1998 was primarily due to the Bell acquisition and the inflow in 1997 was primarily the result of the proceeds from the sale of a capital lease. In the three years, property and equipment expenditures ranged between $1.5 and $1.9 million. The Company had no material capital expenditure commitments at December 31, 1999 and expects capital expenditures for 2000 to be approximately $2 million.

Cash flows from financing activities were $9,709,000 used in 1999, $47,920,000 provided in 1998, and $1,855,000 used in 1997. The cash used in 1999 was primarily the result of reducing debt with cash provided from operations. The cash provided in 1998 was primarily from additional debt and was used for acquisitions. The cash used in 1997 was primarily for the repayment of debt and was primarily provided from the proceeds from the sale of the capital lease and the business divestiture.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million and $62.5 million outstanding at December 31, 1999. In addition, the Company has $7.5 million available under short-term lines with $1.0 million outstanding at December 31, 1999. The Company believes these sources of borrowing, combined with cash from operations, is sufficient to support the current capital requirements of the Company.

Year 2000 Issues

The Company's business system required program modifications prior to the year 2000 for what is commonly referred to as the "Year 2000 Issue." Similar to other systems, the Company's system had to be modified to change the date for years from an abbreviated two-digit number to a four-digit number. Without this modification, the abbreviated two-digit number would have caused many of the functions within the system to operate improperly or malfunction in the year 2000.

The above modification was part of an extensive system enhancement. The cost for the complete enhancement was approximately $300,000. No other significant information system additions have been postponed as a result of this project.

To date, the Company has not identified any Year 2000 problems. The Company has not incurred any problems with its business system. There have been no significant problems with suppliers or customers, or services to Company facilities such as telecommunication or power.

The Company realizes problems could arise during the year, and will continually be reviewing its system during the year to identify potential problems. With regard to future readiness of suppliers, customers and service providers, based on the lack of problems incurred in January, 2000, the Company does not plan on any additional testing of their readiness throughout the remainder of the year unless problems start to evolve or such companies indicate they have concerns about their systems.

The Company has not been notified by any current or former customers of any Year 2000 problems with equipment sold to them by the Company. If claims related to this equipment were to occur, the Company believes it would have several defenses to such claims, but it is presently unable to estimate what the aggregate cost of defending and/or settling any such claims would be.

New Accounting Standards

In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Deferral of the Effective Date of SFAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The Company currently uses interest rate swap agreements ("swaps") to effectively fix the interest rate on a portion of the Company's floating rate debt. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these swaps. Under this statement, gains or losses will be recognized based on changes in the fair value of the swaps which generally occur as a result of changes in interest rates. The Company is currently evaluating the financial impact of adoption of the Statement. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Market Sensitive Instruments and Risk Management

The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold or issue financial instruments for trading or speculative purposes. The counterparty is a major commercial bank. At December 31, 1999, the Company had one derivative financial instrument, an interest rate swap agreement with a notional amount of $17 million. This swap agreement effectively fixes the interest rate on a like amount of the Company's floating rate debt at 6.16% plus the Company's LIBOR spread in effect at the time. The effective rate was 7.86% at December 31, 1999. The swap expires on November 6, 2001. A 100 basis point downward parallel shift in the yield curve would not have a material effect on the Company's results of operations, liquidity or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PRIMESOURCE CORPORATION

                        Consolidated Statements of Income

                                                           Years Ended December 31,
                                                -----------------------------------
(Thousands of dollars, except per share amounts)     1999         1998         1997
-----------------------------------------------------------------------------------

Net sales ...................................   $ 545,273    $ 453,047    $ 414,867
Cost of sales ...............................     452,396      369,844      343,116
-----------------------------------------------------------------------------------
Gross profit ................................      92,877       83,203       71,751
Selling, general, and administrative expenses      74,417       68,823       60,151
Depreciation and amortization ...............       3,096        2,507        2,412
Provision for doubtful accounts .............       1,186          440          694
Restructure and other .......................                    1,050
-----------------------------------------------------------------------------------
Income from operations ......................      14,178       10,383        8,494
Interest expense ............................      (5,484)      (3,605)      (2,913)
Gain on sale of capital lease ...............                                 3,658
Loss on business divestiture ................                                  (401)
Other income-net ............................          78          297          515
-----------------------------------------------------------------------------------
Income before provision for income taxes ....       8,772        7,075        9,353
Provision for income taxes ..................       3,663        2,975        3,862
-----------------------------------------------------------------------------------

Net income ..................................   $   5,109    $   4,100    $   5,491
===================================================================================

Net income per share

Basic .......................................   $     .78    $     .63    $     .84
Diluted .....................................         .78          .62          .83
===================================================================================

See accompanying notes to consolidated financial statements.

                             PRIMESOURCE CORPORATION

                           Consolidated Balance Sheets

                                                                               December 31,
                                                                       --------------------
(Thousands of dollars, except share information)                            1999       1998
-------------------------------------------------------------------------------------------
Assets
Current Assets
Trade receivables, less allowances of $3,127 and $3,419, respectively   $ 83,012   $ 73,602
Other receivables ...................................................     10,683      9,973
Inventories .........................................................     68,379     69,111
Deferred income taxes ...............................................      3,228      2,852
Other ...............................................................        843        962
-------------------------------------------------------------------------------------------
Total Current Assets ................................................    166,145    156,500
Property and equipment, net .........................................     12,063     12,773
Excess of cost over net assets of businesses acquired,
  net of accumulated amortization of $3,043 and $1,958, respectively      16,427     17,526
Deferred income taxes ...............................................        977      1,567
Long-term receivables ...............................................        585        697
Other assets ........................................................        610      1,634
-------------------------------------------------------------------------------------------
Total Assets ........................................................   $196,807   $190,697
===========================================================================================

Liabilities and Shareholders' Equity
Current Liabilities

Current portion of long-term obligations ............................   $    104   $  1,128
Notes payable .......................................................        953      3,500
Accounts payable ....................................................     45,766     33,745
Book overdraft ......................................................     16,937      9,195
Accrued payroll and benefits ........................................      4,241      3,745
Other accrued liabilities ...........................................      3,908      4,585
-------------------------------------------------------------------------------------------
Total Current Liabilities ...........................................     71,909     55,898
Long-term obligations, net of current portion .......................     62,500     75,205
Accrued pension and other liabilities ...............................      1,068      2,070
Postretirement benefits other than pension ..........................      1,785      1,913
-------------------------------------------------------------------------------------------
Total Liabilities ...................................................    137,262    135,086
-------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
Common stock, $.01 par value, 24,000,000 shares authorized
6,536,212 and 6,536,018 issued and outstanding, respectively ........         65         65
Additional paid-in capital ..........................................     25,725     25,724
Retained earnings ...................................................     33,755     29,822
-------------------------------------------------------------------------------------------
Total Shareholders' Equity ..........................................     59,545     55,611
-------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ..........................   $196,807   $190,697
===========================================================================================

See accompanying notes to consolidated financial statements.

                             PRIMESOURCE CORPORATION

                      Consolidated Statements of Cash Flows

                                                                      Years Ended December 31,
                                                                ------------------------------
(Thousands of dollars)                                          1999         1998         1997
----------------------------------------------------------------------------------------------
Operating Activities

Net income .............................................   $   5,109    $   4,100    $   5,491
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation ........................................       2,003        1,957        1,980
   Amortization ........................................       1,093          550          432
   Provision for doubtful accounts .....................       1,186          440          694
   Pension benefit .....................................        (959)        (218)        (190)
   Gain on sale of capital lease .......................                                (3,658)
   Loss on business divestiture ........................                                   401
   Restructure and other expense .......................                      996
   Other ...............................................         406         (112)        (201)
Changes in assets and liabilities, net of
effects from business combinations/divestitures:
   Receivables .........................................     (11,306)      (1,075)        (574)
   Inventories .........................................         732        2,388       (7,754)
   Other current assets ................................         119          278         (484)
   Income taxes ........................................         843         (668)         100
   Accounts payable and other accrued liabilities ......      11,303      (10,803)       2,255
   Pension and other postretirement benefits ...........        (333)        (135)        (287)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ....      10,196       (2,302)      (1,795)

Investing Activities
Proceeds from sales of property and equipment ..........          67          163          565
Proceeds from sale of capital lease ....................                                 3,151
Purchase of property and equipment .....................      (1,452)      (1,743)      (1,918)
Proceeds from business divestitures ....................                                 2,388
Payments for business acquisitions, net of cash acquired        (100)     (43,946)
Decrease in long-term receivables ......................         112          127           71
Decrease (increase)  in other assets ...................       1,017         (185)        (254)
Other, net .............................................        (131)         (34)        (353)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities ....        (487)     (45,618)       3,650

Financing Activities
Net increase (decrease) in short-term borrowings .......      (2,547)       3,500
Proceeds from long-term obligations ....................      92,600      144,300       74,600
Repayment of long-term obligations .....................    (106,329)    (102,429)     (77,048)
Increase in book overdraft .............................       7,742        3,586        1,762
Dividends paid .........................................      (1,176)      (1,175)      (1,172)
Purchase of common stock ...............................                                  (106)
Proceeds from exercise of stock options ................           1          138          109
----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ....      (9,709)      47,920       (1,855)
----------------------------------------------------------------------------------------------

Net change in cash .....................................          --           --           --
Cash at beginning of year ..............................          --           --           --
----------------------------------------------------------------------------------------------
Cash at end of year ....................................   $      --    $      --    $      --
==============================================================================================

See accompanying notes to consolidated financial statements.

                             PRIMESOURCE CORPORATION

                 Consolidated Statements of Shareholders' Equity


                                               Common Stock                                   Unamortized
                                             ($.01 Par Value)      Additional                  Restricted
(Thousands of dollars,                 ------------------------       Paid-in      Retained         Stock
 except share information)                 Shares        Amount       Capital      Earnings        Awards         Total
-----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997 ...........    6,514,795    $       65    $   25,533    $   22,628    $      (43)   $   48,183
Net income .........................                                                  5,491                       5,491
Cash dividends paid to
   shareholders ($.18 per share) ...                                                 (1,172)                     (1,172)
Stock options exercised and related
   tax benefit, net of shares
   received as payment upon exercise       15,837                         109                                       109
Amortization of restricted

   stock awards ....................                                                                   43            43
Purchase and retirement
   of common stock .................      (14,012)                        (56)          (50)                       (106)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 .........    6,516,620            65        25,586        26,897          --          52,548
Net income .........................                                                  4,100                       4,100
Cash dividends paid to
   shareholders ($.18 per share) ...                                                 (1,175)                     (1,175)
Stock options exercised and related
   tax benefit, net of shares
   received as payment upon exercise       19,398                         138                                       138
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 .........    6,536,018            65        25,724        29,822          --          55,611
Net income .........................                                                  5,109                       5,109
Cash dividends paid to
   shareholders ($.18 per share) ...                                                 (1,176)                     (1,176)
Stock options exercised ............          200                           1                                         1
Purchase and retirement
   of common stock .................           (6)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 .........    6,536,212    $       65    $   25,725    $   33,755    $     --      $   59,545
=======================================================================================================================

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

         Property and Equipment

         Property and equipment are carried at cost or assigned values as a result of acquisitions. Costs of major additions, replacements and betterments are capitalized, and maintenance and repairs which do not extend the life of the respective assets are expensed as incurred. When property is retired or otherwise disposed, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in current operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range from three to ten years for machinery and equipment and ten to forty years for buildings and improvements.

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

         Revenue Recognition

         Revenue is generally recognized when products are shipped and title is passed to the customer.

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

         The carrying value of long-term investments, consisting primarily of long-term notes receivable, and long-term debt obligations, consisting primarily of revolving credit debt with interest rates based on current short-term market rates, approximates the market value based on the estimated discounted value of future cash flows at December 31, 1999 and 1998. The fair value of derivative financial instruments is based on the quoted settlement cost on the balance sheet date.

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

2.       Business Acquisitions

         In September 1998, the Company acquired the net assets of Bell Industries' Graphic Imaging Group ("Bell acquisition") with thirteen locations in the West, Southwest and Midwest for approximately $42.5 million. The excess of the acquisition costs over the net tangible assets acquired is included in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 20 years. Assuming the acquisition had occurred at the beginning of the year, unaudited pro-forma sales and net income for the year ended December 31, 1998, would have been approximately $552.7 million and $4.8 million ($.73 per basic share and $.72 per diluted share), respectively. For the year ended December 31, 1997, unaudited pro-forma sales and net income, would have been approximately $571.2 million and $5.9 million ($.90 per basic share and $.88 per diluted share), respectively. The sales decrease between 1997 and 1998 reflects reduced sales in the Bell business.

         In April 1998, the Company acquired the assets of Joseph Genstein, Inc., a graphics distributor in the Pittsburgh area, for approximately $1.5 million. In 1999, an additional $100,000 was paid in accordance with a contingent incentive provision under the purchase agreement for obtaining a specified sales level after the acquisition. The excess of the acquisition costs over the net tangible assets acquired for this acquisition is included in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 15 years. The pro-forma results of this acquisition would not have had a significant impact on the Company's consolidated results of operations.

         These   acquisitions   have  been   accounted  for  as  purchases  and,
         accordingly,   are  included  in  operations   from  their   respective
         acquisition dates.

3.       Restructure and Other

         In 1998, the Company reorganized the operations into three regions. This included integrating the Bell acquisition operations into the applicable regions and, where appropriate, combining Bell facilities with existing PrimeSource facilities in the area. In conjunction with this reorganization in 1998, the Company incurred $1,050,000 in restructure and other expenses composed of $600,000 for employee severance compensation for 36 employees, $350,000 in the write-down of a building to net realizable value, and $100,000 for lease costs on vacated leased facilities. At December 31, 1998, $54,000 of the severance compensation had been paid. In 1999, several of the vacated leased facilities were subleased resulting in a $20,000 reduction in this anticipated loss. In February 2000, the building was sold resulting in an additional loss of $80,000. This net $60,000 additional expense was recognized in the Consolidated Statements of Income in 1999. The following table sets forth the components at December 31, 1998 and the activity during 1999.

                                           Balance                                                     Balance
                                      December 31,                Cash              Income        December 31,
         (Thousands of dollars)               1998        Expenditures         Adjustments                1999
         -----------------------------------------------------------------------------------------------------
          Employee severance                 $ 546              $ (546)              $ ---               $ ---
          Lease obligations                    100                 (80)                (20)                ---
          Asset write-downs                    350                                      80                 430
          ----------------------------------------------------------------------------------------------------
          Total ............                 $ 996              $ (626)               $ 60               $ 430
         =====================================================================================================

          The asset write-downs are included as a reduction in property and equipment on the Consolidated Balance Sheets.

4.       Sale of Capital Lease

         In 1997, the Company sold its rights to a building lease in the Los Angeles California area for $3,151,000. The lease had been accounted for as a capital lease. The pretax gain on the sale, after eliminating the associated net financial basis of the lease assets of $695,000 and the liability for future lease payments of $1,202,000, was $3,658,000. Subsequent to the sale, the Company's operations previously located in the facility were moved to a new leased facility in the area.

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

6.       Cash Flow Information

         Cash payments for interest and income taxes (net of refunds) for the years ended December 31, consisted of:

         (Thousands of dollars)        1999       1998       1997
         --------------------------------------------------------

          Interest ...               $5,687     $3,368     $2,742
          Income taxes                2,750      3,760      3,878
         ========================================================


         Excluded from the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 1998 are the fair value of the assets acquired in the Bell acquisition of $55,314,000 and the liabilities assumed or created in the same acquisition of $11,368,000.

7.       Inventories

         Inventories, which are primarily finished goods, at December 31, consisted of:

         (Thousands of dollars)              1999          1998
         ------------------------------------------------------

           Last-in, first-out (LIFO)      $32,400       $33,631
           First-in, first-out (FIFO)      35,979        35,480
         ------------------------------------------------------
           Total inventories .......      $68,379       $69,111
         ======================================================

         The current replacement costs of inventories exceeds LIFO values by approximately $5,785,000 and $5,660,000 at December 31, 1999 and 1998,
         respectively.

         In 1997, the Company expensed $2.3 million to write-down electronic equipment inventory to current market value. This amount has been recorded in cost of sales in the Consolidated Income Statements.

8.       Property and Equipment

         Property and equipment, net, at December 31, consisted of:

         (Thousands of dollars)                                  1999        1998
         ------------------------------------------------------------------------

            Land .........................................   $  1,354    $  1,354
            Buildings and improvements ...................      7,300       7,381
            Leased property ..............................        399         399
            Machinery, equipment and other ...............     13,707      14,623
         ------------------------------------------------------------------------
                                                               22,760      23,757
            Less accumulated depreciation and amortization    (10,697)    (10,984)
         ------------------------------------------------------------------------
          Property and equipment, net ....................   $ 12,063    $ 12,773
         ========================================================================


9.       Notes Payable and Long-Term Obligations

         The long-term obligations of the Company at December 31, consisted of:

         (Thousands of dollars)                                  1999        1998
         ------------------------------------------------------------------------

          Revolving credit agreement .....................   $ 62,500    $ 74,800
          Term loan (interest rate of 6.03%), principal
            payments of $167 plus interest due quarterly .                    667
          Term loan (interest rate of 6.03%), principal
            payments of,  $134 plus interest due quarterly                    535
          Other miscellaneous obligations ................        104         331
          -----------------------------------------------------------------------
                                                               62,604      76,333
          Less current portion ...........................       (104)     (1,128)
          -----------------------------------------------------------------------
          Net long-term obligations ......................   $ 62,500    $ 75,205
          =======================================================================

         Maturities of long-term obligations are $104,000 in 2000, $62,500,000 in 2001 and none thereafter.

         The Company has an uncollateralized $75 million revolving credit agreement that expires in May 2001. Under the terms of the agreement, which includes three banks, the Company can borrow at the prime rate or the London Interbank Offered Rate (LIBOR) plus between .50% to 1.70% depending on certain specified performance levels.

         The Company has two short-term bank lines of credit for $5 million each. One is a committed line established in 1999 with a bank commitment through June 30, 2000 and an interest rate of prime less 1.5%. The outstanding balance under this line was $953,000 at December 31, 1999 and the weighted average interest rate for 1999 was 6.9%. The second line is an uncommitted discretionary line that was for $10 million in 1998, and was decreased to $5 million in 1999 in conjunction with the issuance of the committed line. The outstanding balance under this line was none and $3,500,000 at December 31, 1999 and 1998, respectively. The interest rate on this line is based on an internal rate established by the bank. The weighted average interest rate was 7.2% and 7% for 1999 and 1998, respectively. Under the revolving credit agreement, the total outstanding balances under these lines cannot exceed $7.5 million at any given point.

         The loan agreements provide, among other terms, various requirements for tangible net worth and leverage and fixed charge coverage ratios. At December 31, 1999, the Company was in compliance with these requirements.

         In 1997, the Company entered into an interest rate swap agreement with a notional amount of $17 million. This swap agreement effectively fixes the interest rate on a like amount of the Company's floating rate debt at 6.16% plus the Company's LIBOR spread in effect at the time. The effective rate was 7.86% at December 31, 1999. The swap expires on November 6, 2001. The fair value of the swap agreement, based on the quoted settlement cost to close the contract at December 31, 1999, is a liability of $139,000. The fair value of the swap agreement is not recognized in the consolidated financial statements since it is accounted for as a hedge.

10.      Provision for Income Taxes

         The income tax provision for the years ended December 31, consisted of:

         (Thousands of dollars)           1999       1998       1997
         -----------------------------------------------------------
         Current:
          Federal ..................   $ 2,762    $ 2,450    $ 3,349
          State ....................       754        644        791
         -----------------------------------------------------------
                                         3,516      3,094      4,140
          Deferred:
          Federal ..................       115        (93)      (229)
          State ....................        32        (26)       (49)
         -----------------------------------------------------------
                                           147       (119)      (278)
         -----------------------------------------------------------
          Provision for income taxes   $ 3,663    $ 2,975    $ 3,862
         ===========================================================

         Reconciliation of the provision for income taxes computed at the federal statutory rate of 34% to the actual provision for income taxes for the years ended December 31, consisted of:

         (Thousands of dollars)                                      1999       1998       1997
         --------------------------------------------------------------------------------------

          Statutory tax provision .............................   $ 2,982    $ 2,406    $ 3,180
          State income taxes, net of federal income tax benefit       519        408        490
          Expenses for which there are no tax benefits ........       179        190        172
          Other, net ..........................................       (17)       (29)        20
          -------------------------------------------------------------------------------------
          Provision for income taxes ..........................   $ 3,663    $ 2,975    $ 3,862
          =====================================================================================

         Deferred income taxes represent the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Significant components of the Company's deferred tax assets (liabilities) at December 31, consisted of:

         (Thousands of dollars)                            1999       1998
         -----------------------------------------------------------------

          Provision for doubtful accounts ...........   $ 1,238    $   764
          Inventory reserves ........................       857        712
          Postretirement benefits other than pensions       707        758
          Vacation accrual ..........................       424        434
          Pension and employee benefit costs ........       385        774
          Goodwill ..................................       277        313
          Depreciation ..............................      (495)      (422)
          Other, net ................................       812      1,086
         -----------------------------------------------------------------
          Total deferred tax assets .................   $ 4,205    $ 4,419
         =================================================================

11.      Net Income Per Share

         The following is a reconciliation of the average shares of common stock used to compute basic net income per share to the shares used to compute diluted net income per share as shown on the Consolidated Statements of Income for the years ended December 31:

                                                              1999        1998        1997
          --------------------------------------------------------------------------------
          Average shares of common stock outstanding
          used to compute basic net income per share .   6,536,098   6,526,805   6,509,083
          Dilutive effect of stock options ...........      12,842     122,611     126,751
         ---------------------------------------------------------------------------------
          Average shares of common stock outstanding
          used to compute diluted net income per share   6,548,940   6,649,416   6,635,834
         ---------------------------------------------------------------------------------
          Net income per share:
          Basic ......................................        $.78        $.63        $.84
          Diluted ....................................         .78         .62         .83
          ================================================================================

          At December 31, 1999, there were outstanding options to purchase 589,492 shares of common stock at a range of prices between $5.75 and $11.18. The dilutive effect of stock options is based on the treasury method that computes the equivalent dilutive shares as the difference between the option shares and the amount of assumed common shares that could be purchased from the proceeds from the exercise of the stock options at the then current market price. To the extent the option price  exceeds  the  current  common  stock  price,  the  options  are excluded, as the effect of including these options would be anti-dilutive, reducing the number of shares. The calculation for a year is based on the weighted-average dilutive shares during the year reflecting both changes in outstanding options during the year and changes in the common stock's market price. At December 31, 1999, the option prices were above the common stock's market price, thus none of the option shares were included in the calculation.

12.      Defined Benefit Pension Plans

         The Company has a defined benefit pension plan that covers substantially all of the Company's employees. In general, an employee becomes vested after completing five years of service, and the benefit is based on the employee's years of service and compensation during the ten years preceding retirement. Contributions to the plan are based on funding standards established by the Employee Retirement Income Security Act of 1974. In addition, the Company has a supplemental executive retirement plan for certain Company executives that provides certain additional benefits.

         The components of the net periodic pension benefit for the years ended December 31, were:

         (Thousands of dollars)                   1999        1998        1997
         ---------------------------------------------------------------------
          Service cost .....................   $   995     $   982     $   728
          Interest cost ....................     1,874       1,872       1,734
          Expected return on plan assets ...    (3,538)     (2,980)     (2,524)
          Amortization of prior service cost        (9)         (9)         (9)
          Transition cost amortization .....         5           5           5
          Recognized net actuarial gain ....      (286)        (88)       (124)
          --------------------------------------------------------------------
          Net periodic pension benefit .....   $  (959)    $  (218)    $  (190)
          ====================================================================

          Assumptions:

          Discount rate ....................      7.50%       6.50%       7.00%
          Expected return on plan assets ...     10.00%      10.00%      10.00%
          Rate of compensation increase ....      4.00%       4.00%       4.00%
          ====================================================================

         The change in the financial status of the plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, were:

         (Thousands of dollars)                                1999        1998
         ----------------------------------------------------------------------
          Change in benefit obligation:
          Benefit obligation at beginning of year ......   $ 30,805    $ 26,689
          Service cost .................................        995         982
          Interest cost ................................      1,874       1,872
          Actuarial loss (gain) ........................     (4,811)      2,627
          Benefits paid ................................     (1,579)     (1,365)
          ---------------------------------------------------------------------
          Benefit obligation at end of year ............   $ 27,284    $ 30,805
          ---------------------------------------------------------------------

          Change in Plan assets:

          Fair value of plan assets at beginning of year   $ 36,111    $ 30,507
          Actual return on plan assets .................      3,937       6,953
          Employer contributions .......................         57          16
          Benefits paid ................................     (1,579)     (1,365)
          ---------------------------------------------------------------------
          Fair value of plan assets at end of year .....   $ 38,526    $ 36,111
          ---------------------------------------------------------------------
          Reconciliation of funded status:
          Funded status ................................   $ 11,242    $  5,306
          Unrecognized net actuarial gain ..............    (11,279)     (6,354)
          Unrecognized prior service cost ..............       (200)       (209)
          Unrecognized transition obligation ...........          9          14
          ---------------------------------------------------------------------
          Accrued pension liability ....................   $   (228)   $ (1,243)
          =====================================================================

         The plans' assets are invested in undivided interests in several funds structured to duplicate the performance of various stock and bond indexes. The accrued pension liability is included in accrued pension and other liabilities on the Consolidated Balance Sheets.

13.      Defined Contribution Pension Plans

         The Company sponsors a number of defined contribution pension plans in the form of IRC 401(k) plans. Participation in one of these plans is available to substantially all employees. Company contributions to these plans are based on a percentage of the employee contributions not to exceed certain maximum levels. The cost of these plans was $275,000, $290,000 and $296,000 for the years 1999, 1998, and 1997, respectively.

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

         Net periodic postretirement benefit expense for the years ended December 31, included the following components:

         (Thousands of dollars)                          1999     1998     1997
         ----------------------------------------------------------------------
          Service cost ..............................   $  20    $  20    $  16
          Interest cost .............................      98       80       89
          Recognized net actuarial gain .............     (31)     (76)    (103)
          ---------------------------------------------------------------------
          Net periodic postretirement benefit expense   $  87    $  24    $   2
          ======================================================================


         The change in the financial status of the plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, were:

         (Thousands of dollars)                           1999       1998
         ----------------------------------------------------------------
         Change in benefit obligation:
          Benefit obligation at beginning of year ..   $ 1,526    $ 1,160
          Service cost .............................        20         20
          Interest cost ............................        98         80
          Actuarial loss (gain) ....................        (9)       325
          Benefits paid ............................      (216)       (59)
         ----------------------------------------------------------------
          Benefit obligation at end of year ........   $ 1,419    $ 1,526
         ----------------------------------------------------------------

          Fair value of plan assets ................      --         --
         ----------------------------------------------------------------
          Reconciliation of funded status:

          Funded Status ............................   $(1,419)   $(1,526)
          Unrecognized net actuarial gain ..........      (366)      (387)
          ---------------------------------------------------------------
          Postretirement benefits other than pension   $(1,785)   $(1,913)
          ===============================================================

         Assumptions:
         Discount rate
          1999     7.50%
          1998     6.50%
          1997     7.00%

         Medical Trend
          Indemnity Plan                   6.78% in 1999 grading to 5% in 2003
          HMO                              6.64% in 1999 grading to 5% in 2005

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

         Changes in options outstanding for the three years ended December 31, 1999 are:

                                                                  Option Prices
                                                      --------------------------
                                                      Weighted
                                              Options  Average            Range
          ----------------------------------------------------------------------
          Outstanding at January 1, 1997 .    464,849    $6.34      $6.11- 8.06
          ----------------------------------------------------------------------
          Granted ........................     56,500    11.18            11.18
          Exercised ......................    (15,853)    6.15       6.11- 6.97
          Canceled .......................     (7,115)    6.15       6.11- 6.97
          ----------------------------------------------------------------------
          Outstanding at December 31, 1997    498,381     6.89       6.11-11.18
          ----------------------------------------------------------------------
          Granted ........................    101,500     7.41       6.81-11.18
          Exercised ......................    (20,194)    6.25       6.11- 6.97
          Canceled .......................    (16,085)    7.58       6.11-11.18
          ----------------------------------------------------------------------
          Outstanding at December 31, 1998    563,602     6.99       6.11-11.18
          ----------------------------------------------------------------------
          Granted ........................     75,000     5.75             5.75
          Exercised ......................       (200)    6.11             6.11
          Canceled .......................    (48,910)    6.46       6.11-11.18
          ----------------------------------------------------------------------
          Outstanding at December 31, 1999    589,492    $6.88      $5.75-11.18
          ----------------------------------------------------------------------

         At December 31, 1999, there were 349,074 options exercisable with a weighted-average option price of $6.79 and a range from $6.11 to $11.18 and 9,300 options available for grant. The weighted-average remaining contractual life of outstanding options at December 31, 1999 and 1998 was 6.8 and 7.3 years, respectively.

         The Company has not recognized compensation expense in connection with stock option grants. Had compensation expense been determined based on the fair value on the grant date of options granted after December 31, 1994, the Company's net income and net income per share on a pro forma basis would have been reduced for the years ended December 31, as follows:

         (Thousands of dollars,
          except per share data)           1999     1998     1997
         --------------------------------------------------------

         Net Income:
                   As reported           $5,109   $4,100   $5,491
                   Pro forma ..           4,906    3,917    5,360
         ========================================================
         Net Income Per Share:
         As reported
                    Basic ....           $  .78   $  .63    $ .84
                    Diluted ..              .78      .62      .83
         Pro forma
                     Basic ....             .75      .60      .82
                     Diluted ..             .75      .59      .81
         ========================================================

         The weighted-average fair value per share for options granted was $1.62, $2.50 and $5.23 for 1999, 1998 and 1997, respectively. The fair value was estimated using the Black-Scholes option-pricing model. For options granted in 1999, a dividend yield rate of 3.1%, expected stock volatility of 25% and risk-free interest rate of 6.7% were used in estimating the value. For options granted in 1998, a dividend yield rate of 2.5%, expected stock volatility of 32% and risk-free interest rate of 5.4% were used. For options granted in 1997, a dividend yield rate of 1.6%, expected stock volatility of 45% and risk-free interest rate of 5.8% were used. For all years, an expected option life of seven years was used. Restricted Stock Awards The Company's stock incentive plans provide for the awarding of restricted stock to officers and key employees. The fair market value of the stock at the date of grant establishes the compensation amount that is amortized to operations over the restriction period. At December 31, 1999, all awards were fully amortized and an additional 61,280 shares were available for future awards.

16.      Leases

         The Company leases certain distribution and office facilities, machinery and equipment, and automotive equipment under various noncancelable lease agreements. The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

          Minimum annual rentals payable under noncancelable operating leases with a remaining term of more than one year from December 31, 1999 are as follows:

         Years Ending December 31,
         (Thousands of dollars)
         --------------------------------------------
           2000                               $ 2,317
           2001                                 2,243
           2002                                 1,728
           2003                                 1,248
           2004                                   780
           Thereafter                           5,725
         --------------------------------------------
          Total minimum lease payments        $14,041
         ============================================

         Rent expense, net of noncancelable sublease income of $24,000, $10,000 and none in 1999, 1998, and 1997, respectively, was $3,203,000, $2,851,000 and $2,219,000 for 1999, 1998, and 1997, respectively.

17.      New Accounting Standards

         In 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The Company currently uses interest rate swap agreements ("swaps") to effectively fix the interest rate on a portion of the Company's floating rate debt. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these swaps. Under this statement, gains or losses will be recognized based on changes in the fair value of the swaps which generally occur as a result of changes in interest rates. The Company is currently evaluating the financial impact of adoption of the Statement. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

18.      Commitments and Contingencies

         The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. The Company does not believe that the ultimate resolution of such matters will have a material effect on the Company's consolidated financial position or results of operations.

The Company, along with many other parties, is a defendant in a contribution action to determine the liability for the state ordered clean up of a landfill. The Company believes its insurance will cover any costs incurred in this matter. The Company is also, in general, subject to possible loss contingencies pursuant to federal or state environmental laws and regulations. Although these contingencies could result in future expenses or judgments, such expenses or judgments are not expected to have a material effect on the Company's consolidated financial position or results of operations.

19.      Quarterly Financial Information (unaudited)

         Summarized unaudited quarterly financial data for the years ended December 31, 1999 and 1998 are:

         (Thousands of dollars
          except per share data)              First   Second    Third   Fourth    Total
          -----------------------------------------------------------------------------
         Year Ended December 31, 1999

          Net sales ...................... $139,434 $133,355 $132,537 $139,947 $545,273
          Gross profit ...................   23,472   23,304   22,527   23,574   92,877
          Net income .....................    1,235    1,295    1,170    1,409    5,109
          Net income per share (1)
            Basic .......................  $    .19 $    .20 $    .18 $    .22 $    .78
            Diluted ......................      .19      .20      .18      .22      .78

          Year Ended December 31, 1998 (2)

          Net sales ...................... $101,528 $104,846 $109,486 $137,187 $453,047
          Gross profit ...................   18,452   19,578   19,608   25,565   83,203
          Net income .....................    1,112    1,270    1,002      716    4,100
          Net income per share (1)
            Basic ........................ $    .17 $    .19 $    .15 $    .11  $   .63
            Diluted ......................      .17      .19      .15      .11      .62

         (1) Due to changes in the weighted average number of basic and diluted shares during the periods and rounding, the sum of the quarterly net incomes per share will not necessarily be equal to the full years' income per share.

         (2) The operations of the Bell acquisition are included from the September 14, 1998 acquisition date. Income for the quarter and year ended December 31, 1998 includes a restructure and other expense of $1,050,000 ($634,000 after tax) for the reorganizing of the operations into three divisions and the integration of the Bell locations.

                        Report of Independent Accountants

To the Shareholders and the Board of Directors of PrimeSource Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of PrimeSource Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 22, 2000

                                    PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2000, except information regarding executive officers which appears under Part I.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2000.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following financial statements have been included as part of this report:

                                                           Form 10-K
                                                                Page
                                                           ---------
          Consolidated Statements of Income ...................   13
          Consolidated Balance Sheets .........................   14
          Consolidated Statements of Cash Flows ...............   15
          Consolidated Statements of Shareholders' Equity .....   16
          Notes to Consolidated Financial Statements ..........   17
          Report of Independent Accountants ...................   28

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

(b)      Reports on Form 8-K
         The Registrant did not file a report on Form 8-K during the quarter ended December 31, 1999. .

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES

          SCHEDULE II -- VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

Column A                                           Column B             Column C              Column D       Column E
---------------------------------               -----------   --------------------------   ------------   ------------
Classification                                   Balance at                   Charged to                       Balance
                                                  Beginning   Charged to           Other     Deductions         at End
(thousands of dollars)                            of Period     Expenses        Accounts     Write-offs      of Period
----------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1999
   Allowance for doubtful accounts ..............   $ 3,419      $ 1,186                       $(1,478) (A)      $3,127
   Amortization of goodwill .....................     1,958        1,085                                          3,043
   Inventory reserves ...........................     5,414          352                        (2,477) (B)       3,289
-----------------------------------------------------------------------------------------------------------------------
                                                    $10,791      $ 2,623                       $(3,955)         $ 9,459
-----------------------------------------------------------------------------------------------------------------------


For the year ended December 31, 1998
   Allowance for doubtful accounts ..............   $ 1,913      $   440          $1,295 (C)   $  (229) (A)     $ 3,419
   Amortization of goodwill .....................     1,435          523                                          1,958
   Inventory reserves ...........................     4,664          233           2,000 (C)    (1,483) (B)       5,414
-----------------------------------------------------------------------------------------------------------------------
                                                    $ 8,012      $ 1,196         $ 3,295       $(1,712)         $10,791
-----------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1997
   Allowance for doubtful accounts ..............   $ 1,787      $   694                         $(568) (A)      $1,913
   Amortization of goodwill .....................     1,102          333                                          1,435
   Inventory reserves ...........................     3,172        2,602         $  (137) (D)     (973) (B)       4,664
-----------------------------------------------------------------------------------------------------------------------
                                                    $ 6,061      $ 3,629         $  (137)      $(1,541)         $ 8,012
-----------------------------------------------------------------------------------------------------------------------

(A) Doubtful accounts written off, net of any recoveries.

(B) The disposal of obsolete inventory, net of any recoveries.

(C)  Related to the acquisition of Bell Industries' Graphic Imaging Group.

(D) Reserve disposed of with the sale of the pressroom material converting operation.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 27, 2000
                                 /s/ James F. Mullan
                                 -------------------
                                 James F. Mullan
                                 President and
                                 Chief Executive Officer
                                 (principal executive officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on the behalf of the registrant and in the capacity and on the date indicated.

Dated March 27, 2000
                                 /s/ William A. DeMarco
                                 ----------------------
                                 William A. DeMarco
                                 Vice President, Chief Financial Officer
                                 (principal financial and accounting officer)


DIRECTORS

Richard E. Engebrecht}           /s/ William A. DeMarco
Fred C. Aldridge, Jr.}          -----------------------
Philip J. Baur, Jr.}            William A. DeMarco
John H. Goddard, Jr.}           Attorney in fact
Gary MacLeod}                   Power of Attorney
James F. Mullan}                dated February 29, 2000
Klaus D. Oebel}
Edward N. Patrone}              Date March 27, 2000
John M. Pettine}

                                  Exhibit Index

Exhibit Number and Description

The following Exhibit Numbers refer to Regulation S-K, Item 601. All other exhibits are omitted because they are inapplicable.

 2.1 Agreement and Plan of Reorganization dated as of May 27, 1994 by and between MOMENTUM CORPORATION and PHILLIPS & JACOBS, INCORPORATED (filed as Annex A to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

 2.2 Form of Plan of Merger (filed as Annex B to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

 2.3 Asset Purchase Agreement By And Among VGC Corp., VGC Holding USA, Inc., NV Koninklijke KNP BT and PrimeSource dated November 1, 1996, for the purchase of the operating assets (excluding accounts receivable) of VGC Corporation's branch operations in Minneapolis, Minnesota; Milwaukee, Wisconsin; Des Moines, Iowa; and Omaha, Nebraska. (filed as exhibit 2 to Form 8-K dated November 13, 1996, File No. 0-21750)

 2.4 Asset Purchase Agreement By And Among Momentum Corporation And TK Gray, Inc. And Its Shareholders dated April 15, 1994, for the purchase of substantially all of the assets and certain of the liabilities of TK Gray, Inc. (filed as exhibit 2(i) to Form 8-K dated May 2, 1994, File No. 0-18112)

 2.5 Asset Purchase Agreement between PrimeSource Corporation and Bell Industries, Inc. dated August 28, 1998 for the purchase of substantially all the assets and certain liabilities of the Graphic Imaging Group of Bell Industries, Inc. (filed as exhibit 2 to Form 8-K dated September 28, 1998, File No. 000-21750)

 3.1 Amended and Restated Articles of Incorporation of the Registrant (filed as Annex C to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

 3.2      Restated By-laws of the Registrant effective March 2, 1999

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

10.1 Form of Phillips & Jacobs, Inc. 1993 Long Term Incentive Plan (filed as Exhibit 10.1 to Form 10-K, File No. 0-21750, dated March 30, 1995)

10.2      Form of  Phillips  & Jacobs,  Incorporated  Indemnification  Agreement
          (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)*

10.3 PrimeSource Corporation 401(k) Savings Plan (Amended and Restated Effective January 1, 1997)*

10.4 Employment Agreement between the Registrant and W.A. DeMarco dated December 31, 1996 (filed as Exhibit 10.5 to Form 10-K, File No. 0-21750, dated March 28, 1997)*

10.5 Employment Agreement between the Registrant and J.F. Mullan dated December 31, 1996 (filed as Exhibit 10.6 to Form 10-K, File No. 0-21750, dated March 28, 1997)*

10.6 Form of Tax Matters Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)

10.7 Amendment No. 1 to Agreement among Employers Participating in Certain Qualified Plans (filed as Exhibit 10.14 to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)*

10.8 1993 Replacement Option Plan (P&J Spin-off) for Directors (filed as Annex I to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)*

10.9      Restated  Momentum   Distribution  Inc.  Supplemental  Benefits  Plan,
          effective April 22, 1991 (filed as Exhibit 10.13 to Form 10-K, File No. 0-18112 dated March 30 1993)*

10.10 Employment Agreement between the Registrant and John H. Goddard, Jr. dated December 24, 1996 (filed as Exhibit 10.14 to Form 10-K, File No. 0-21750 dated March 25, 1998)*

10.11 Form of Indemnification Agreement for Directors and certain officers effective September 1, 1994 and executed in January, 1996 (filed as
          Exhibit 10.22 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

10.12 PrimeSource Corporation Pension Plan (filed as Exhibit 10.23 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

10.13 Credit Agreement dated as of November 1, 1996 by and among PrimeSource Corporation, Dixie Type & Supply Company, Inc., Onondaga Litho Supply Co., Inc. and The Banks Party Hereto and PNC Bank, National Association, As Agent (filed as Exhibit 10.18 to Form 10-K, File No. 0-21750, dated March 28, 1997)

10.14 Employment Agreement between the Registrant and Edward Padley dated December 31, 1997 (filed as Exhibit 10.19 to Form 10-K, File No. 0-21750 dated March 25, 1998)*

10.15 Employment Agreement between the Registrant and D. James Purcell dated December 31, 1997(filed as Exhibit 10.20 to Form 10-K, File No. 0-21750 dated March 25, 1998)*

21        Subsidiaries of the Registrant

23        Consent of PricewaterhouseCoopers LLP, Independent Accountants

27        Financial Data Schedule for the year ended December 31, 1999

99.1      Undertakings

          *Management   contracts  and/or  compensatory   plans,   contracts  or
          arrangements in which a director and/or a named executive officer participates.