Form 10-Q
period 2000-03-31
PRIMESOURCE CORP
filed 2000-05-04
CIK 904816

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED MARCH 31, 2000

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number     000-21750

                             PrimeSource Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                         23-1430030
------------                                                         ----------
(State of incorporation)                                       (I.R.S. Employer
                                                             Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken,  NJ                        08109
--------------------------------------------------                        -----
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

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                                Outstanding at May 2, 2000
-----                                                --------------------------
Common stock, par value $.01                                   6,445,106 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                          Page No.
                                                                       --------

Condensed Balance Sheets

     March 31, 2000 and December 31, 1999                                    3

Condensed Statements of Income

     Three Months Ended March 31, 2000 and 1999                              4

Condensed Statements of Cash Flows

     Three Months Ended March 31, 2000 and 1999                              5

Notes to Condensed Financial Statements                                      6


Item 2 - Management's Discussion and Analysis of Financial

                 Condition and Results of Operations                         8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k                                   11


SIGNATURES                                                                  12




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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION

                      CONDENSED BALANCE SHEETS (Unaudited)

                                                          March 31, December 31,
(Thousands of dollars)                                         2000         1999
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables, net ...................................     $ 98,221     $ 93,695
  Inventories ........................................       67,444       68,379
  Other ..............................................        4,607        4,071
--------------------------------------------------------------------------------
Total Current Assets .................................      170,272      166,145

Property and equipment, net ..........................        9,627       12,063
Excess of cost over net assets
   of businesses acquired, net .......................       16,166       16,427
Other assets .........................................        1,997        2,172
--------------------------------------------------------------------------------
Total Assets .........................................     $198,062     $196,807
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations ...........     $    104     $    104
  Notes payable ......................................        2,861          953
  Accounts payable ...................................       45,307       45,766
  Book overdraft .....................................       15,965       16,937
  Other accrued liabilities ..........................        8,021        8,149
--------------------------------------------------------------------------------
Total Current Liabilities ............................       72,258       71,909

Long-term obligations, net of current portion ........       63,000       62,500
Accrued pension liabilities and other liabilities ....        2,710        2,853
--------------------------------------------------------------------------------
Total Liabilities ....................................      137,968      137,262
--------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.01 par value .......................           65           65
  Additional paid in capital .........................       25,403       25,725
  Retained earnings ..................................       34,626       33,755
--------------------------------------------------------------------------------
Total Shareholders' Equity ...........................       60,094       59,545
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ...........     $198,062     $196,807
================================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION

                   CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                                   Three Months
(Thousands of dollars,                                           Ended March 31,
except per share amounts)                                     2000         1999
-------------------------------------------------------------------------------
Net sales ............................................   $ 141,005    $ 139,434
Cost of sales ........................................     117,569      115,962
-------------------------------------------------------------------------------
Gross profit .........................................      23,436       23,472
Selling, general, administrative and other expenses ..      19,768       19,995
-------------------------------------------------------------------------------
Income from operations ...............................       3,668        3,477
Interest expense .....................................      (1,436)      (1,432)
Other income, net ....................................          86           53
-------------------------------------------------------------------------------
Income before provision
 for income taxes ....................................       2,318        2,098
Provision for income taxes ...........................         957          863
-------------------------------------------------------------------------------

Net income ...........................................   $   1,361    $   1,235
===============================================================================
Per share of common stock:
Net income per basic and diluted share ...............   $     .21    $     .19
Cash dividends .......................................       .0475         .045
===============================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION

                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Three Months Ended March 31,
(Thousands of dollars)                                        2000         1999
-------------------------------------------------------------------------------
Operating Activities:

Net income ...........................................    $  1,361     $  1,235
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................         488          537
    Amortization .....................................         261          256
    Other ............................................         (46)
Changes in assets and liabilities affecting operations      (4,857)      10,137
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ..      (2,793)      12,165
-------------------------------------------------------------------------------

Investing Activities:

Additions to property and equipment ..................        (476)        (462)
Proceeds from sale of property and equipment .........       2,470
Net decrease in other assets .........................         175          182
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities ..       2,169         (280)
-------------------------------------------------------------------------------

Financing Activities:

Net increase (decrease) in short-term debt ...........       1,908       (3,500)
Proceeds from long-term obligations ..................      88,800
Repayment of long-term obligations ...................     (88,300)      (2,137)
Decrease in book overdraft ...........................        (972)      (5,954)
Dividends paid .......................................        (311)        (294)
Purchase of common stock .............................        (501)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ..         624      (11,885)
-------------------------------------------------------------------------------
Net change in cash ...................................        --           --
Cash, beginning of year ..............................        --           --
-------------------------------------------------------------------------------
Cash, end of period ..................................    $   --       $   --
===============================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1999 Annual Report on Form 10-K for further information.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income for the three months ended March 31:

                                                             2000           1999
--------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share .........      6,508,943      6,536,016
Dilutive effect of stock options .................            922          6,252
--------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share .......      6,509,865      6,542,268
--------------------------------------------------------------------------------
Net income per share
Basic ............................................      $     .21      $     .19
Diluted ..........................................            .21            .19
================================================================================

4.  Restructure and Other

In 1998, the Company incurred a restructure and other expense charge of $1,050,000. At December 31, 1999, the remaining balance was a $430,000 write-down of a building to net realizable value. In February 2000, this building was sold.

5.  New Accounting Standards

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------
Net income for the quarter ended March 31, 1999 was $1,361,000 ($.21 per diluted share) compared to net income of $1,235,000 ($.19 per diluted share) for the same period last year.

Net sales for the quarter of $141 million were a record for the Company. It is a 1% increase over the same period last year which was consistent with the Company's expectations.

Gross profit as a percent of sales was 16.6% for the quarter ended March 31, 2000 compared to 16.8% for the same quarter last year. This decrease is primarily due to changes in product mix.

Selling, general, administrative and other expenses as a percent of sales decreased from 14.3% in the first quarter of 1999 to 14% in 2000. This decrease reflects the Company's continual effort to improve efficiency and reduce expenses.

Interest expense remained relatively constant between the two quarters at $1,436,000 and $1,432,000 for the quarters ending March 31, 2000 and 1999, respectively. Average debt for the quarter ending March 31, 2000 decreased over the same quarter last year, however, increased interest rates offset the reduced debt levels.

The effective tax rates for the quarters ended March 31, 1999 and 2000, remained relatively constant at 41.1% and 41.3%, respectively. The difference between the effective tax rates and the federal statutory rate of 34% for both periods is attributable to state income taxes and non-deductible expenses.

To increase shareholder value, the Company implemented a dividend increase and stock buy-back program effective for 2000. Beginning with the first quarterly dividend paid in 2000, the dividend per share was increased from $.045 to $.0475 per share. In addition, the Company's board of directors authorized a stock repurchase program to acquire up to 325,000 shares of the Company's common stock. As of March 31, 2000, the Company had acquired and retired approximately 81,000 of these shares. Based on the current stock price, the Company feels the stock is substantially undervalued and represents a good investment for the Company.

Financial Condition and Liquidity
---------------------------------
Net cash used in operating activities for the three months ended March 31, 2000 was $2,793,000 compared to net cash provided of $12,165,000 for the same period last year. In 1999, the Company benefited from a substantial decrease in working capital, whereas in 2000, the Company had an increase in working capital, primarily from an increase in receivables. The Company does not anticipate it will be able to match the working capital improvements obtained in 1999, however, it does expect modest improvements for future periods. Excluding the effect of changes in assets and liabilities, the cash flow increased from $2,028,000 in 1999 to $2,064,000 in 2000.

Net cash provided by investing activities was $2,169,000 for the three months ended March 31, 2000 compared to net cash used of $280,000 for the same period last year. The primary difference between the two years, was $2.5 million received on the sale of property and equipment in 2000, consisting primarily of proceeds from the sale of a facility in Minneapolis. Capital expenditures for both periods were slightly less than $.5 million. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $1,500,000.

Net cash provided by financing activities was $624,000 for the three-month period ended March 31, 2000 compared to cash used of $11,885,000 for the same period last year. Debt increased $2.4 million during the quarter ended March 31, 2000. This increase reflects the net cash used from operating and investing activities, plus debt used to pay dividends, and repurchase stock, and a decrease in the book overdraft during the period. For 1999, debt decreased $5.6 million and the book overdraft decreased $6 million. This reduction, is primarily the result of the cash generated from operating activities.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $63 million was outstanding at March 31, 2000. In addition, the Company has $7.5 million available under short-term lines with $2.9 million outstanding at March 31, 2000. The Company believes these facilities combined with future cash flow from operations will be adequate to meet the ongoing capital requirements of the Company.

Year 2000 Issues
----------------
The Company's business system required program modifications prior to the year 2000 for what is commonly referred to as the "Year 2000 Issue." Similar to other systems, the Company's system had to be modified to change the date for years from an abbreviated two-digit number to a four-digit number. Without this modification, the abbreviated two-digit number would have caused many of the functions within the system to operate improperly or malfunction in the year 2000.

To date, the Company has not identified any significant Year 2000 problems, however it realizes problems could still arise during the year. With regard to suppliers, customers and service providers, the Company does not presently plan on any additional testing of their readiness throughout the remainder of the year unless problems start to evolve or such companies indicate they have concerns about their systems.

If claims related to equipment sold to customers were to occur, the Company believes it would have several defenses to such claims, but it is presently unable to estimate what the aggregate cost, if any, of defending and/or settling any such claims would be.

New Accounting Standards
------------------------
In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Deferral of the Effective Date of SFAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The Company currently uses interest rate swap agreements ("swaps") to effectively fix the interest rate on a portion of the Company's floating rate debt. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these swaps. Under this statement, gains or losses will be recognized based on changes in the fair value of the swaps which generally occur as a result of changes in interest rates. The Company is currently evaluating the financial impact of adoption of the Statement. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         none

b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended March 31, 2000.

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

DATE              May 4, 2000