Form 10-Q
period 2000-06-30
PRIMESOURCE CORP
filed 2000-08-11
CIK 904816

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED JUNE 30, 2000

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____ TO _____


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

                                 (856) 488-4888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                            Outstanding at August 10, 2000
-----                                            ------------------------------
Common stock, par value $.01                                   6,411,106 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Information                                         Page No.
                                                                       --------

Condensed Balance Sheets

     June 30, 2000 and December 31, 1999                                     3

Condensed Statements of Income

     Three and Six Months Ended June 30, 2000 and 1999                       4

Condensed Statements of Cash Flows

     Six Months Ended June 30, 2000 and 1999                                 5

Notes to Condensed Financial Statements                                      6


Item 2 - Management's Discussion and Analysis of Financial

                 Condition and Results of Operations                         8


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                11

Item 6 - Exhibits and Reports on Form 8-k                                   11


SIGNATURES                                                                  12




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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION

                      CONDENSED BALANCE SHEETS (Unaudited)

                                                           June 30, December 31,
(Thousands of dollars)                                         2000         1999
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables, net ...................................     $ 88,907     $ 93,695
  Inventories ........................................       76,093       68,379
  Other ..............................................        4,435        4,071
--------------------------------------------------------------------------------
Total Current Assets .................................      169,435      166,145

Property and equipment, net ..........................        9,593       12,063
Excess of cost over net assets
   of businesses acquired, net .......................       15,985       16,427
Other assets .........................................        1,881        2,172
--------------------------------------------------------------------------------
Total Assets .........................................     $196,894     $196,807
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Current portion of long-term obligations ...........     $ 63,104     $    104
  Notes payable ......................................                       953
  Accounts payable ...................................       47,394       45,766
  Book overdraft .....................................       13,702       16,937
  Other accrued liabilities ..........................        9,254        8,149
--------------------------------------------------------------------------------
Total Current Liabilities ............................      133,454       71,909

Long-term obligations, net of current portion ........                    62,500
Accrued pension liabilities and other liabilities ....        2,487        2,853
--------------------------------------------------------------------------------
Total Liabilities ....................................      135,941      137,262
--------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity:

  Common stock, $.01 par value .......................           64           65
  Additional paid in capital .........................       25,233       25,725
  Retained earnings ..................................       35,656       33,755
--------------------------------------------------------------------------------
Total Shareholders' Equity ...........................       60,953       59,545
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ...........     $196,894     $196,807
================================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION

                   CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                       Three Months                Six Months
(Thousands of dollars,                               Ended June 30,            Ended June 30,
 except per share amounts)                        2000         1999         2000         1999
---------------------------------------------------------------------------------------------
Net sales ................................   $ 135,191    $ 133,355    $ 276,196    $ 272,789
Cost of sales ............................     111,566      110,051      229,135      226,013
---------------------------------------------------------------------------------------------
Gross profit .............................      23,625       23,304       47,061       46,776
Selling, administrative and other expenses      19,850       19,764       39,618       39,759
---------------------------------------------------------------------------------------------
Income from operations ...................       3,775        3,540        7,443        7,017
Interest expense .........................      (1,443)      (1,342)      (2,879)      (2,774)
Other income, net ........................          81           14          167           67
---------------------------------------------------------------------------------------------
Income before provision
 for income taxes ........................       2,413        2,212        4,731        4,310
Provision for income taxes ...............       1,016          917        1,973        1,780
---------------------------------------------------------------------------------------------

Net income ...............................   $   1,397    $   1,295    $   2,758    $   2,530
=============================================================================================
Per share of common stock:
Net income per basic share ...............   $     .22    $     .20    $     .43    $     .39
Net income per diluted share .............         .22          .20          .43          .39
Cash dividends ...........................       .0475         .045         .095          .09
=============================================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION

                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                      Six Months Ended June 30,
(Thousands of dollars)                                        2000         1999
--------------------------------------------------------------------------------
Operating Activities:

Net income ...........................................   $   2,758    $   2,530
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................         967        1,066
    Amortization .....................................         442          543
    Other ............................................         (35)
Changes in assets and liabilities affecting operations        (923)       8,750
-------------------------------------------------------------------------------
Net cash provided by operating activities ............       3,209       12,889
-------------------------------------------------------------------------------

Investing Activities:

Additions to property and equipment ..................        (935)        (665)
Proceeds from sale of property and equipment .........       2,473
Net decrease in other assets .........................         291          312
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities ..       1,829         (353)
-------------------------------------------------------------------------------

Financing Activities:

Net decrease in short-term debt ......................        (953)      (3,500)
Proceeds from long-term obligations ..................     106,400
Repayment of long-term obligations ...................    (105,900)      (6,561)
Decrease in book overdraft ...........................      (3,235)      (1,887)
Dividends paid .......................................        (617)        (588)
Purchase of common stock .............................        (733)
-------------------------------------------------------------------------------
Net cash used in financing activities ................      (5,038)     (12,536)
-------------------------------------------------------------------------------
Net change in cash ...................................        --           --
Cash, beginning of year ..............................        --           --
-------------------------------------------------------------------------------
Cash, end of period ..................................   $    --      $    --
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

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income for the three and six months ended June 30:

                                                      Three Months                  Six Months
                                                    Ended June 30,              Ended June 30,
                                                  2000        1999        2000            1999
----------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share .   6,428,739   6,536,014   6,468,841       6,536,015
Dilutive effect of stock options .........                  15,686         461          10,969
----------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share   6,428,739   6,551,700   6,469,302       6,546,984
----------------------------------------------------------------------------------------------
Net income per share:
Basic ....................................   $     .22   $     .20   $     .43       $     .39
Diluted ..................................         .22         .20         .43             .39
==============================================================================================

4.  Restructure and Other

In 1998, the Company incurred a restructure and other expense charge of $1,050,000. At December 31, 1999, the remaining balance was a $430,000 write-down of a building to net realizable value. In February 2000, this building was sold.

5. Debt

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $63 million was outstanding at June 30, 2000. This revolver expires in May, 2001. The Company is reviewing financing alternatives to determine the financing that will best serve its needs. Based on alternatives reviewed to date, the Company believes there is available financing at reasonable rates to meet the Company's finance requirements.

6.  New Accounting Standards

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

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of 2000. The Company is currently evaluating the impact SAB 101 will have on its financial statements.

7. Subsequent Event

Effective July 1, 2000, the Company entered into a joint venture with Xeikon to form Canopy LLC (Canopy). The Company's contribution to the venture is a net asset investment consisting primarily of inventory of $11.1 million. The Company's ownership share will be 74% with Xeikon owning 26%. Canopy's business will focus on the sales, installation, and ongoing service and support of digital color and monochrome printing systems in the U.S. and Canada. These systems are utilized primarily by commercial, database, packaging, and transactional printers. Canopy is a separate and distinct legal entity from the Company. For financial reporting purposes, Canopy's assets, liabilities and earnings will be consolidated with those of the Company, and Xeikon's interest in Canopy will be included in the Company's financial statements as minority interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------
Net income for the quarter ended June 30, 2000 was $1,397,000 ($.22 per diluted share) compared to net income of $1,295,000 ($.20 per share) for the same period last year. For the six months ended June 30, 2000, net income was $2,758,000 ($.43 per diluted share) compared to net income of $2,530,000 ($.39 per diluted share) for 1999. This 9% increase in net income is the result of modest improvements in sales and operating efficiencies. These results are records for the periods for both sales and income.

Net sales increased slightly more than 1% for both the quarter and six-month period ended June 30, 2000 compared to the same periods last year. Gross profits for the six-month period increased from $46,776,000 in 1999 to 47,061,000 in 2000, an increase of .6%. The gross margin percent decreases from 17.1% in 1999 to 17% in 2000.

Selling, administrative and other expenses as a percent of sales were 14.7% for the quarter and 14.3% for the six-months ended June 30, 2000, compared to 14.8% and 14.6%, respectively, for the same periods last year. This decrease reflects continued measures by the Company to control operating costs.

Interest expense was $1,443,000 and 2,879,000 for the quarter and six-month period ended June 30, 2000 compared to $1,342,000 and $2,774,000, respectively, for the same periods last year. This increase is due to increased interest rates that were partially offset by decreased debt levels.

The effective income tax rate increased from 41.5% to 42.1% for the six months ended June 30, 2000 and 1999, respectively. This increase is due to non-deductible expenses being a higher percent to income in 2000 compared to 1999. The difference between the effective tax rates and the federal statutory rate of 34% for both periods is attributable to state income taxes and non-deductible expenses.

To increase shareholder value, the Company implemented a dividend increase and stock buy-back program effective for 2000. Beginning with the first quarterly dividend paid in 2000, the dividend per share was increased from $.045 to $.0475 per share. In addition, the Company's board of directors authorized a stock repurchase program to acquire up to 325,000 shares of the Company's common stock. As of June 30, 2000, the Company had acquired and retired 125,106 of these shares. Based on the current stock price, the Company feels the stock is substantially undervalued and represents a good investment for the Company.

Financial Condition and Liquidity
---------------------------------
Net cash provided by operating activities for the six months ended June 30, 2000 was $3,209,000 compared to cash provided of $12,889,000 for the same period last year. In 1999, the Company benefited from a substantial decrease in working capital, whereas in 2000, the Company had an increase in working capital. The Company does not anticipate it will be able to match the working capital improvements obtained in 1999, although it will continue to emphasize maximizing return on these assets. Excluding the effect of changes in assets and liabilities, the cash flow was $4,139,000 in 1999 to $4,132,000 in 2000.

Net cash provided by investing activities was $1,829,000 for the six months ended June 30, 2000 compared to net cash used of $353,000 for the same period last year. The primary difference between the two years, was $2.5 million received on the sale of property and equipment in 2000, consisting primarily of proceeds from the sale of a facility in Minneapolis. Capital expenditures were $935,000 and $665,000 for the six-months ended June 30 2000 and 1999, respectively. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $1,000,000.

Net cash used by financing activities was $5,038,000 and $12,536,000 for the six months ended June 30, 2000 and 1999, respectively. The cash used was provided by the net cash generated from the operating and investing activities. For 2000, total debt decreased by $453,000 compared to $10.1 million for 1999. The book overdraft decreased by $3.2 million and $1.9 million in 2000 and 1999, respectively. Expenditures for dividends increased from $588,000 to $617,000 as a result of the increase in the dividend rate and in 2000, the Company expended $733,000 for the repurchase of Company stock.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $63 million was outstanding at June 30, 2000. This revolver expires in May, 2001. The Company is reviewing financing alternatives to determine the financing that will best serve its needs. Based on alternatives reviewed to date, the Company believes there is available financing at reasonable rates to meet the Company's finance requirements.

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

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of 2000. The Company is currently evaluating the impact SAB 101 will have on its financial statements.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a.       The Company's annual meeting of shareholders was held on May 9, 2000.

b. Matters voted upon at the meeting and the results of those votes were as follows:

         Election of Directors

                                                        For           Against         Withheld
         -------------------------------------------------------------------------------------
         Fred C. Aldridge, Jr.                    5,482,735               ---           18,595
         John H. Goddard, Jr.                     5,483,393               ---           20,937
         John M. Pettine                          5,482,415               ---           18,915

         Other directors whose terms of office continued after the meeting are as follows:Phillip J.Baur, Jr., Richard E.Engebrecht, Gary MacLeod,
         James F. Mullan, Klaus D. Oebel, Edward N. Patrone.

         Approval of Independent Auditors

                                                        For           Against         Withheld
         -------------------------------------------------------------------------------------
         Approval of PricewaterhouseCoopers LLP,
         Certified Public Accountants, as
         independent public auditors for 2000      5,340,288           155,505           5,536

The foregoing matters are described in detail in the Company's proxy statement dated April 10, 2000.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         none

b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended June 30, 2000.

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

DATE              August 10, 2000