Form 10-Q
period 2000-09-30
PRIMESOURCE CORP
filed 2000-11-13
CIK 904816

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO_____

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

                                 (856) 486-2980
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                          Outstanding at November 10, 2000
-----                                          --------------------------------
Common stock, par value $.01                                   6,360,706 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Information                                         Page No.
                                                                       --------

Condensed Balance Sheets

     September 30, 2000 and December 31, 1999                               3

Condensed Statements of Income

     Three and Nine Months Ended September 30, 2000 and 1999                4

Condensed Statements of Cash Flows

     Nine Months Ended September 30, 2000 and 1999                          5

Notes to Condensed Financial Statements                                     6


Item 2 - Management's Discussion and Analysis of Financial

                 Condition and Results of Operations                        9


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k                                  12


SIGNATURES                                                                 13




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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION

                      CONDENSED BALANCE SHEETS (Unaudited)

                                                      September 30, December 31,
(Thousands of dollars)                                         2000         1999
--------------------------------------------------------------------------------
ASSETS
Current Assets:

  Receivables, net ...................................     $ 91,551     $ 93,695
  Inventories ........................................       65,783       68,379
  Other ..............................................        4,048        4,071
--------------------------------------------------------------------------------
Total Current Assets .................................      161,382      166,145

Property and equipment, net ..........................        7,893       12,063
Excess of cost over net assets
   of businesses acquired, net .......................       19,039       16,427
Other assets .........................................        3,150        2,172
--------------------------------------------------------------------------------
Total Assets .........................................     $191,464     $196,807
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Current portion of long-term obligations ...........     $ 54,104     $    104
  Notes payable ......................................        3,614          953
  Accounts payable ...................................       40,720       45,766
  Book overdraft .....................................       15,607       16,937
  Other accrued liabilities ..........................        9,658        8,149
--------------------------------------------------------------------------------
Total Current Liabilities ............................      123,703       71,909

Long-term obligations, net of current portion ........                    62,500
Accrued pension liabilities and other liabilities ....        2,315        2,853
--------------------------------------------------------------------------------
Total Liabilities ....................................      126,018      137,262
--------------------------------------------------------------------------------
Commitments and contingencies
Minority interest in subsidiary ......................        3,850
Shareholders' Equity:
  Common stock, $.01 par value .......................           64           65
  Additional paid in capital .........................       25,081       25,725
  Retained earnings ..................................       36,451       33,755
--------------------------------------------------------------------------------
Total Shareholders' Equity ...........................       61,596       59,545
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ...........     $191,464     $196,807
================================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION

                   CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                       Three Months               Nine Months
(Thousands of dollars,                          Ended September 30,       Ended September 30,
except per share amounts)                         2000         1999         2000         1999
---------------------------------------------------------------------------------------------
Net sales ................................   $ 133,535    $ 132,537    $ 409,731    $ 405,326
Cost of sales ............................     110,217      110,010      339,352      336,023
---------------------------------------------------------------------------------------------
Gross profit .............................      23,318       22,527       70,379       69,303
Selling, administrative and other expenses      20,308       19,234       59,926       58,993
Gain on sale of property and equipment ...         384                       384
---------------------------------------------------------------------------------------------
Income from operations ...................       3,394        3,293       10,837       10,310
Interest expense .........................      (1,565)      (1,336)      (4,444)      (4,110)
Minority interest ........................          50                        50
Other income, net ........................         103           51          270          118
---------------------------------------------------------------------------------------------
Income before provision
 for income taxes ........................       1,982        2,008        6,713        6,318
Provision for income taxes ...............         843          838        2,816        2,618
---------------------------------------------------------------------------------------------

Net income ...............................   $   1,139    $   1,170    $   3,897    $   3,700
=============================================================================================

Per share of common stock:
Net income per basic share ...............   $     .18    $     .18    $     .60    $     .57
Net income per diluted share .............         .18          .18          .60          .56
Cash dividends ...........................       .0475         .045        .1425         .135
=============================================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION

                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                Nine Months Ended September 30,
(Thousands of dollars)                                        2000         1999
-------------------------------------------------------------------------------
Operating Activities:

Net income ...........................................   $   3,897    $   3,700
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................       1,455        1,609
    Amortization .....................................         788          821
    Other ............................................        (434)
Changes in assets and liabilities affecting operations         688        8,354
-------------------------------------------------------------------------------
Net cash provided by operating activities ............       6,394       14,484
-------------------------------------------------------------------------------

Investing Activities:

Additions to property and equipment ..................      (1,351)      (1,028)
Proceeds from sale of property and equipment .........       4,450
Payments for acquisitions ............................                     (100)
Net change in other assets ...........................        (978)         324
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities ..       2,121         (804)
-------------------------------------------------------------------------------

Financing Activities:

Net increase (decrease) in short-term debt ...........       2,661       (3,500)
Proceeds from long-term obligations ..................     188,550       34,936
Repayment of long-term obligations ...................    (197,050)     (46,697)
Increase (decrease) in book overdraft ................      (1,330)       2,462
Dividends paid .......................................        (921)        (882)
Purchase of common stock .............................        (925)
Proceeds from minority cash investment in subsidiary .         500
Proceeds from exercise of stock options ..............                        1
-------------------------------------------------------------------------------
Net cash used in financing activities ................      (8,515)     (13,680)
-------------------------------------------------------------------------------
Net change in cash ...................................        --           --
Cash, beginning of year ..............................        --           --
-------------------------------------------------------------------------------
Cash, end of period ..................................   $    --      $    --
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

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income for the three and nine months ended September 30:

                                                      Three Months                 Nine Months
                                               Ended September 30,         Ended September 30,
                                                  2000        1999        2000            1999
----------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share .   6,391,106   6,536,147   6,442,930       6,536,059
Dilutive effect of stock options .........                  29,431         307          17,123
----------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share   6,391,106   6,565,578   6,443,237       6,553,182
----------------------------------------------------------------------------------------------
Net income per share:
Basic ....................................   $     .18   $     .18   $     .60       $     .57
Diluted ..................................         .18         .18         .60             .56
==============================================================================================

4.  Restructure and Other

In 1998, the Company incurred a restructure and other expense charge of $1,050,000. At December 31, 1999, the remaining balance was a $430,000 write-down of a building to net realizable value. In February 2000, this building was sold.

5. Debt

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $54 million was outstanding at September 30, 2000. This revolver expires in May 2001. The Company is reviewing financing alternatives to determine the financing that will best serve its needs. Based on alternatives reviewed to date, the Company believes there is available financing at reasonable rates to meet the Company's finance requirements.

6. Formation of Canopy, LLC

Effective July 1, 2000, the Company entered into a joint venture with Xeikon to form Canopy, LLC (Canopy). The Company's ownership share is 74% with Xeikon owning 26%. The Company's contribution to the venture was a net asset investment consisting primarily of inventory and equipment of $11.1 million. Xeikon's investment consisted of a combination of cash and intangibles totaling $3.9 million. Intangibles will be amortized over an expected useful life of ten years. Canopy's business focuses on the sales, installation, and ongoing service and support of digital color and monochrome printing systems in the U.S. and Canada. These systems are utilized primarily by commercial, database, packaging, and transactional printers. Canopy is a separate and distinct legal entity from the Company. For financial reporting purposes, Canopy's assets, liabilities and earnings are consolidated with those of the Company. Xeikon's interest in Canopy are reported in the financial statements as a minority interest.

7.  New Accounting Standards

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

In 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

In 2000, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue focuses on shipping and handling fees billed to customers and costs incurred by those companies that sell goods. EITF Issue No. 00-10 is effective for the fourth quarter of 2000. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows, however, the Company believes there will be certain reclassification of amounts on the income statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------
The Company had record sales for the quarter ended September 30, 2000 and record sales and net income for the nine-month period ended September 30, 2000. Net income for the quarter ended September 30, 2000 was $1,139,000 ($.18 per diluted share) compared to net income of $1,170,000 ($.18 per share) for the same period last year. For the nine months ended September 30, 2000, net income was $3,897,000 ($.60 per diluted share) compared to net income of $3,700,000 ($.56 per diluted share) for 1999.

Net sales increased approximately 1% for both the quarter and nine-month period ended September 30, 2000 compared to the same periods last year. The gross margin percent also remained relatively constant, increasing from 17.1% to 17.2% between the two nine-month periods.

Selling, administrative and other expenses as a percent of sales were 15.2% for the quarter and 14.6% for the nine-months ended September 30, 2000, compared to 14.5% and 14.6%, respectively, for the same periods last year. The increase for the quarter reflects the additional expenses for Canopy and a new branch in the Cleveland, Ohio marketplace. Although both investments had a negative impact on earnings for the quarter, the Company believes they will be strategically good investments going forward. Canopy will position the Company to capitalize on the anticipated rapid growth in digital printing and the Cleveland operation will substantially strengthen the Company's position in a strong market area.

The Company sold two buildings during the year, one in Minneapolis, Minnesota and the other in Seattle, Washington. Total proceeds for the two sales were approximately $4.4 million with a gain of approximately $380,000.

Interest expense was $1,565,000 and $4,444,000 for the quarter and nine-month period ended September 30, 2000 compared to $1,336,000 and $4,110,000, respectively, for the same periods last year. This increase is due to increased interest rates that were partially offset by decreased debt levels.

The effective income tax rate increased from 41.4% to 41.9% for the nine months ended September 30, 2000 and 1999, respectively. This increase is due to non-deductible expenses being a higher percent to income in 2000 compared to 1999. The difference between the effective tax rates and the federal statutory rate of 34% for both periods is attributable to state income taxes and non-deductible expenses.

The Company implemented a dividend increase beginning with the first quarterly dividend paid in 2000. The dividend per share was increased from $.045 to $.0475 per share. In addition, because the Company believes its stock is undervalued in the marketplaces and the repurchase of the stock at the current market levels represents an excellent value for the Company and its shareholders, the board of directors, in March 2000, authorized a stock repurchase program to acquire up to 325,000 shares of the Company's common stock. As of September 30, 2000, the Company had acquired and retired 163,706 of these shares.

Financial Condition and Liquidity
---------------------------------
Net cash provided by operating activities for the nine months ended September 30, 2000 was $6,394,000 compared to $14,484,000 for the same period last year. For 1999, decreased working capital levels accounted for approximately $8.4 million of the cash flow generated compared to approximately $.7 million in 2000. In 1999, the Company made a concerted effort to more efficiently utilize its working capital resulting in the substantial decrease in the total working capital investment. In 2000, the Company has been able to build on this improved level in spite of additional working capital investments for Canopy and the new Cleveland branch. Excluding the effect of changes in assets and liabilities, the cash flow was $6,130,000 in 1999 to $5,706,000 in 2000.

Net cash provided by investing activities was $2,121,000 for the nine months ended September 30, 2000 compared to net cash used of $804,000 for the same period last year. The primary difference between the two years, was $4.4 million received on the sale of property and equipment in 2000, consisting primarily of the proceeds from the sale of the Minneapolis and Seattle facilities. Capital expenditures were $1,351,000 and $1,028,000 for the nine-months ended September 30, 2000 and 1999, respectively. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $700,000.

Net cash used by financing activities was $8,515,000 and $13,680,000 for the nine months ended September 30, 2000 and 1999, respectively. The cash used was provided by the net cash generated from the operating and investing activities. For 2000, total debt decreased by $5.8 million compared to $15.3 million for 1999. The book overdraft decreased by $1.3 million in 2000 and increased by $2.5 million in 1999. Expenditures for dividends increased from $882,000 to $921,000 as a result of the increase in the dividend rate and, in 2000, the Company expended $925,000 for the repurchase of Company stock. In addition, in 2000, the Company received cash of $500,000 as part of a minority ownership in Canopy, a new joint venture established in July 2000.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $54 million was outstanding at September 30, 2000. This revolver expires in May 2001. The Company is reviewing financing alternatives to determine the financing that will best serve its needs. Based on alternatives reviewed to date, the Company believes there is available financing at reasonable rates to meet the Company's finance requirements.

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

In 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

In 2000, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue focuses on shipping and handling fees billed to customers and costs incurred by those companies that sell goods. EITF Issue No. 00-10 is effective for the fourth quarter of 2000. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows, however, the Company believes there will be certain reclassification of amounts on the income statement.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         none

b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended September 30, 2000.

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

DATE              November 13, 2000