Form 10-K
period 2000-12-31
PRIMESOURCE CORP
filed 2001-03-27
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For the year ended December 31, 2000           Commission file Number  000-21750

                             PRIMESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                          23-1430030
------------                                                          ----------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

4350 Haddonfield Road, Suite 222, Pennsauken, N.J.                         08109
--------------------------------------------------                         -----
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

                                YES ( X ) NO (   )
                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( _ )

As of March 26, 2001 the aggregate market value of the voting stock held by nonaffiliates was approximately $25.7 million.

As of March 26, 2001 there were 6,357,806 shares of common stock issued and outstanding.

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

ITEM I.  BUSINESS

PrimeSource Corporation (the "Company") is a major national distributor serving the printing and publishing industry. For approximately 135 years, the Company or its unincorporated predecessor has been servicing this industry. The Company, which was incorporated under the laws of the Commonwealth of Pennsylvania in 1954, was acquired as a wholly-owned subsidiary of Tasty Baking Company ("TBC"), Philadelphia, Pennsylvania in 1965. On August 1, 1993, TBC spun off 100% of the ownership of the Company in a dividend distribution of the Company common stock to the shareholders of TBC. As a result, the Company became an independent publicly-owned company whose shares are traded on the Nasdaq National Market.

Since becoming a public company, the Company has had three significant business combinations. In 1994, Momentum Corporation with sales of approximately $165 million merged into the Company. In 1996, the Company acquired five of VGC Corporation's branch operations with sales of approximately $55 million. In 1998, the Company acquired the graphic imaging group of Bell Industries, Inc. with sales of approximately $135 million. With these acquisitions, the Company has a significant presence in all of the major regions in the United States. In addition, in 2000, the Company entered into a joint venture with Xeikon, a leading manufacturer of on-demand and variable-data digital printing systems, to form Canopy, LLC ("Canopy"). The Company's ownership interest in Canopy is 74%, with Xeikon owning the remaining 26%. Canopy's business focuses on the sales, installation, training and ongoing service and support of Xeikon printing systems in the United States and Canada.

The Company is headquartered in Pennsauken, New Jersey. The Company utilizes a decentralized structure that allows management broad discretion in the conduct of their respective responsibilities, including management of their suppliers, customers and employees. Management is evaluated against their financial and non-financial goals which are established on an annual basis. The Company emphasizes sales growth and return on sales and net assets. The Company believes it must strive to maximize its long-term return on capital employed by quantifying this objective and applying it at the operating level. Management believes a key factor in the Company's future success is the continued fostering and perpetuating of this entrepreneurial drive.

The Company presently represents over 500 suppliers, provides more than 200,000 line items and has a customer base in excess of 20,000. No customer accounted for more than 5% of the Company's net sales in 2000.

The Company offers consumables, such as films, plates, blankets, papers and chemistries; scanners, servers, work stations, image setters, computer-to-plate devices and other digital electronic equipment and the applicable software; and press, bindery and other finishing machinery. With the product range and in-house expertise, the Company feels it is a premiere provider of printing solutions. The printing industry has transitioned and continues to move through a period of rapid technological change. Accordingly, the Company's product mix continues to evolve; however, it remains positioned through both product and process knowledge to fully service this market.

In addition, there has been and continues to be a consolidation of the customer base. Many printing and imaging customers want a single source for design, prepress preparation, and printing. Consolidation eliminates duplicate overhead costs and creates larger entities capable of supporting more sophisticated management techniques, from strategic planning through actual production.
Management expects to continue to see this consolidation of customers into larger operations offering more services to their customers.

While for the most part the Company sells primarily the same products as its competitors, generally at similar prices, the Company attempts to differentiate itself by providing a value-added approach with products and training and technical support that can make its customers more efficient and effective. In addition, the Company's broad geographic presence provides an advantage in servicing regional and national customers.

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

The Company including Canopy employed approximately 740 employees at December 31, 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

                                         BUSINESS EXPERIENCE                    POSITION HELD
NAME                           AGE       LAST FIVE YEARS                        SINCE
------------------------      -----      ----------------------------           ---------------
James F. Mullan                 61       Chairman of the Board,                 2000-Present
Chairman of the Board,                   President and Chief Executive
President and                                Officer of Registrant
Chief Executive Officer                  Chairman of the Board of
                                             Canopy, LLC

                                         President and Chief Executive          1991-2000
                                                   Officer of Registrant

John H. Goddard, Jr.            53       Executive Vice President               2000-Present
Executive Vice President                     of Registrant
                                         President and Chief Executive
                                             Officer of Canopy, LLC

                                         Executive Vice President               1994-2000
                                             of Registrant


William A. DeMarco              55       Vice President and Chief Financial     1994-Present
Vice President and                            Officer of Registrant
Chief Financial Officer



Barry C. Maulding               55       Vice President, General Counsel        1994-Present
Vice President,                               and Corporate Secretary
General Counsel and                           of Registrant
Corporate Secretary

ITEM 2.  PROPERTIES

The locations and primary use of the physical properties of the Company are as follows:

                                                                     Approximate
                                                                          Square
Location                                                                 Footage
-----------------------------------                                 ------------
Corporate Headquarters

       Pennsauken, NJ                                                      8,500

Distribution/Sales Facilities

       Atlanta, GA (Norcross)                                             23,200
       Birmingham, AL                                                     37,000
       Boston, MA (Hingham)                                               10,700
       Chicago, IL (Itasca)                                               49,600
       Cincinnati, OH                                                     35,000
       Cleveland, OH                                                       7,800
       Dallas, TX                                                         17,500
       Denver, CO                                                         10,000
       Des Moines, IA (Ankeny)                                            15,000
       Houston, TX (Bellaire)                                             10,300
       Jackson, MS (Richland)                                              1,500
       Kalamazoo, MI                                                      14,700
       Kansas City, KS                                                    16,800
       Lancaster, PA (Lititz)                                             14,300
       Las Vegas, NV                                                       6,200
       Los Angeles, CA                                                    44,900
       Miami, FL (Miramar)                                                14,700
       Milwaukee, WI (New Berlin)                                         23,300
       Minneapolis, MN (Roseville)                                        76,800
       Mobile, AL                                                          8,000
       Nashville, TN                                                      16,000
       New Orleans, LA (Harahan)                                           8,800
       Omaha, NE                                                          15,000
       Orlando, FL                                                        14,400
       Pennsauken, NJ                                                     19,500
       Phoenix, AZ                                                        11,500
       Pittsburgh, PA                                                     15,800
       Portland, OR                                                       12,500
       Sacramento, CA                                                      7,600
       St. Louis, MO                                                      22,000
       San Diego, CA                                                      10,600
       San Jose, CA                                                       35,300
       Seattle, WA (Auburn)                                                9,600




All of the properties are held under operating leases, except for the Birmingham, Des Moines and St. Louis facilities which are owned. Management believes that the Company's properties are generally well maintained and adequate for current operations and foreseeable expansion. The inability of the Company to renew any short-term real property lease would not have a material effect on the Company's results of operations.

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

The following quarterly stock price and dividend information is provided for 2000 and 1999.

                                               Stock Price
                              ----------------------------        Cash Dividends
                                    High               Low             Per Share
--------------------------------------------------------------------------------
2000
-----
   First Quarter               $    6.84        $     5.00            $    .0475
   Second Quarter                   5.62              4.81                 .0475
   Third Quarter                    5.87              4.00                 .0475
   Fourth Quarter                   5.25              4.06                 .0475

1999
-----
   First Quarter               $    7.06        $     5.25            $     .045
   Second Quarter                   8.12              4.84                  .045
   Third Quarter                    8.00              4.50                  .045
   Fourth Quarter                   6.50              4.00                  .045



The payment of future cash dividends will depend on the level and growth of the Company's earnings and the Company's needs for cash.

There were approximately 2,800 shareholders of record as of December 31, 2000.

For purposes of computing the aggregate market value of the voting stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all directors and officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed with the Securities and Exchange Commission by April 30, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

This information should be read in conjunction with the Company's consolidated financial statements and notes to such statements included herein.

                                                                                Years Ended December 31,
                                          --------------------------------------------------------------
(in thousands, except per share amounts)        2000         1999         1998(1)      1997(2)      1996
--------------------------------------------------------------------------------------------------------
Statement of Income Data
Net sales ..............................   $ 547,558    $ 547,417    $ 454,635    $ 415,913    $ 367,755
Cost of sales ..........................     459,110      459,609      375,609      347,788      305,517
--------------------------------------------------------------------------------------------------------
Gross profit ...........................      88,448       87,808       79,026       68,125       62,238
Operating expenses .....................      74,819       73,630       68,643       59,631       54,042
Gain on sale of property and equipment .         384         --           --           --           --
--------------------------------------------------------------------------------------------------------
Income from operations .................      14,013       14,178       10,383        8,494        8,196
Interest expense .......................      (5,913)      (5,484)      (3,605)      (2,913)      (1,915)
Gain on sale of capital lease ..........        --           --           --          3,658         --
Loss on business divestiture ...........        --           --           --           (401)        --
Minority interest ......................         319         --           --           --           --
Other income-net .......................         314           78          297          515          421
--------------------------------------------------------------------------------------------------------
Income before provision for income taxes       8,733        8,772        7,075        9,353        6,702
Provision for income taxes .............       3,655        3,663        2,975        3,862        2,788
--------------------------------------------------------------------------------------------------------

Net income .............................   $   5,078    $   5,109    $   4,100    $   5,491    $   3,914
========================================================================================================
Per Share Data

Net income per basic share .............   $     .79    $     .78    $     .63    $     .84    $     .60
Net income per diluted share ...........         .79          .78          .62          .83          .60
Cash dividends per share ...............         .19          .18          .18          .18          .18
========================================================================================================

Balance Sheet Data

Working capital ........................   $  93,744    $  94,236    $ 100,602    $  69,151    $  67,040
Total assets ...........................     187,116      196,807      190,697      138,491      134,175
Total long-term debt obligations .......      55,600       62,500       75,205       32,788       36,250
Shareholders' equity ...................      62,403       59,545       55,611       52,548       48,183
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

                                                   Years Ended December 31,
                                                ---------------------------
                                                  2000      1999      1998
---------------------------------------------------------------------------

Net sales ..................................     100.0%    100.0%    100.0%
Cost of sales ..............................      83.8      83.9      82.6
--------------------------------------------------------------------------
Gross profit ...............................      16.2      16.1      17.4
Selling, general and administrative expenses      12.8      12.7      14.2
Depreciation and amortization ..............        .6        .6        .6
Provision for doubtful accounts ............        .3        .2        .1
Gain on sale of property and equipment .....        .1        --        --
Restructure and other ......................        --        --        .2
--------------------------------------------------------------------------
Income from operations .....................       2.6       2.6       2.3
Interest expense ...........................      (1.1)     (1.0)      (.8)
Gain on sale of capital lease
Minority interest ..........................        .1        --        --
Other income-net ...........................        --        --        .1
--------------------------------------------------------------------------
Income before provision for income taxes ...       1.6       1.6       1.6
Provision for income taxes .................        .7        .7        .7
--------------------------------------------------------------------------
Net income .................................        .9%       .9%       .9%
==========================================================================

All periods previously reported have a reclassification to comply with revised accounting standards, requiring freight billed to customers to be included in sales and freight out expenses to be included in cost of sales. Previously, freight out expense net of freight billed was included in selling, general and administrative expenses. This accounting change has no effect on the Company's current or historical net income or net income per share.

COMPARISON OF 2000 TO 1999

Net income for 2000 was $5,078,000, or $.79 per diluted share, compared to $5,109,000, or $.78 per diluted share, in 1999. Income in 2000 was negatively impacted by additional costs incurred by the Company for the expansion of its digital printing business including the formation of Canopy, LLC ("Canopy"), a joint venture owned 74% by the Company and 26% by Xeikon, in the second half of the year.

Sales remained relatively flat between the two years with sales of $547,558,000 in 2000 and $547,417,000 in 1999. During the first nine months of the year, sales increases were positive. However, beginning at the end of the third quarter and continuing through the remainder of the year, sales were negatively impacted by an overall softness in the printing industry.

Gross profit as a percent of sales increased from 16.1% in 1999 to 16.2% in 2000. This increase is primarily due to a positive change in product mix between the two years.

Selling, general and administrative expenses increased $586,000 in 2000 or as a percent of sales increased from 12.7% in 1999 to 12.8% in 2000. In 2000, the Company incurred approximately $1 million of additional expenses as a result of the formation of Canopy. Excluding this impact, the expenses as a percent of sales would have been less than in the prior year.

Depreciation and amortization expense decreased from $3,096,000 in 1999 to $2,998,000 in 2000. This decrease is due to a decline in the Company's investment in property and equipment.

The provision for doubtful accounts increased from $1,186,000 in 1999 to $1,887,000 in 2000. In 2000, the Company incurred higher levels of write-offs than had been experienced in earlier years.

The Company sold two buildings during the year, one in Minneapolis and the other in Seattle. Total proceeds for the two sales were approximately $4.4 million with a gain of approximately $380,000.

Interest expense increased from $5,484,000 in 1999 to $5,913,000 in 2000. This increase is due to higher interest rates during the year that were partially offset by decreased debt levels.

The effective income tax rate remained relatively constant between the two years at 41.9% in 2000 and 41.8% in 1999. The difference between the effective tax rates and the federal statutory rate of 34% is primarily attributable to the effect of state income taxes and non-deductible expenses.

The Company implemented a dividend increase beginning with the first quarterly dividend paid in 2000. The quarterly dividend per share was increased from $.045 to $.0475 per share. In addition, because the Company believes its stock is undervalued in the marketplace and the repurchase of the stock at the current market levels represents an excellent value for the Company and its shareholders, the Board of Directors, in March 2000, authorized a stock repurchase program to acquire up to 325,000 shares of the Company's common stock. In 2000, the Company acquired and retired 178,406 shares.

For the year 2001, the Company expects to continue to improve its market share, and expects improved results from Canopy as the market acceptance for digital printing increases. In addition, the Company expects interest costs to decrease as a result of lower debt levels and lower interest rates. The Company will, however, be affected by potential changes in the strength of the economy.

COMPARISON OF 1999 TO 1998

Net income for 1999 was $5,109,000, or $.78 per diluted share, compared to $4,100,000, or $.62 per diluted share, in 1998. Excluding a one-time pre-tax restructure and other charge of $1.05 million in 1998, the net income in 1998 was $4,734,000, or $.71 per diluted share.

This increase in net income for 1999 was the result of improved income from operations. During the year, the Company was able to successfully integrate the acquisition of Bell Industries' Graphic Imaging Group ("Bell acquisition") and complete the reorganization of the Company into three regions. Excluding the 1998 one-time charge, income from operations increased 24% in 1999 from $11,433,000 in 1998 to $14,178,000 in 1999. Including the one-time charge, 1998 income from operations was $10,383,000.

Sales  for  1999  were   $547,417,000,   a  20%  increase  over  1998  sales  of
$454,635,000. This sales increase is primarily the result of the Bell acquisition, increased national account sales and over a 200% increase in digital press sales.

Gross profit as a percent of sales was 16.1% in 1999 compared to 17.4% in 1998. This decrease is primarily the result of changes in product and customer mix and lower manufacturer rebates.

Selling, general and administrative expenses as a percent of sales decreased from 14.2% in 1998 to 12.7% in 1999. In 1998, the Company incurred a restructure and other charge of $1.05 million related to reorganizing the Company into three regions and integrating the Bell operations. This percentage decrease in selling, general and administrative expenses reflects the successful implementation of this reorganization and integration program.

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

Financial Condition and Liquidity

Cash flow provided by operating activities was $17,299,000 and $10,196,000 in 2000 and 1999, respectively, and cash used in operating activities was $2,302,000 in 1998. The improvement in 2000 is due to a continual improvement in working capital management. In both 2000 and 1999, the change in assets and liabilities resulted in a positive cash flow from operations. In 2000, the cash flow was $8.8 million compared to $1.4 million in 1999. Excluding the impact of changes in assets and liabilities, the cash flow was $8.5, $8.8 and $7.7 million in 2000, 1999 and 1998, respectively.

Cash flow provided by investing activities was $1,490,000 in 2000 and cash used in investing activities was $487,000 and $45,618,000 in 1999 and 1998, respectively. In 2000, the Company had proceeds of $4.4 million on the sale of two facilities, one in Minneapolis and the other in Seattle. In 1998, the Company incurred $43.9 million for business acquisitions which was primarily for the Bell acquisition. Property and equipment expenditures for each of the three years ranged between $1.5 and $1.7 million. The Company had no material capital expenditure commitments at December 31, 2000 and expects capital expenditures for 2001 to be approximately $2 million.

Cash flows used in financing activities were $18,789,000 and $9,709,000 in 2000 and 1999, respectively, and $47,920,000 provided in 1998. The cash used in 2000 and 1999 was primarily provided by the operating and investing activities. The cash provided in 1998 was used primarily for the Bell acquisition. Debt decreased by $8 and $16.3 million in 2000 and 1999, respectively. Debt increased by $45.4 million in 1998, primarily due to the Bell acquisition. The book overdraft decreased by $9.1 million in 2000 and increased by $7.7 and $3.6 million in 1999 and 1998, respectively. In 2000, the Company received $500,000 cash as part of the minority interest in Canopy and expended $1 million for the repurchase of Company stock.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million and $55.6 million outstanding at December 31, 2000. In March 2001, the existing revolving agreement was replaced with a new $75 million revolving credit agreement expiring in March 2004. The Company believes this revolver, combined with cash from operations, is sufficient to support the current capital requirements of the Company.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

In July 1999, the FASB issued SFAS No. 137, and SFAS No. 138 that deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed certain issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. The Company will adopt SFAS No. 133, including the amendments in SFAS No. 138, on January 1, 2001. Transactions that the Company has entered into that will be accounted for under SFAS No. 133, as amended, are interest rate exchange agreements and foreign currency forward exchange contracts. Adoption of these new standards will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Market Sensitive Instruments and Risk Management

The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold or issue financial instruments for trading or speculative purposes. The counterparty is a major commercial bank. At December 31, 2000, the Company had one derivative financial instrument, an interest rate SWAP agreement with a notional amount of $17 million. This SWAP agreement effectively fixes the interest rate on a like amount of the Company's floating rate debt at 6.16% plus the Company's LIBOR spread in effect at the time. The effective rate was 7.86% at December 31, 2000. The SWAP expires on November 6, 2001. A 100 basis point downward parallel shift in the yield curve would not have a material effect on the Company's results of operations, liquidity or financial condition.

Although most purchases for the Company are transacted in US dollars, on occasion, the Company purchases equipment payable in a foreign currency. For payments with extended terms, generally up to six months, the Company will enter into foreign currency forward exchange contracts that minimize the risk of foreign exchange rate fluctuations on such payments. At December 31, 2000, the Company had foreign currency forward exchange contracts with a notional value of approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PRIMESOURCE CORPORATION

                        Consolidated Statements of Income

                                                                  Years Ended December 31,
                                                       -----------------------------------
(Thousands of dollars, except per share amounts)            2000         1999         1998
------------------------------------------------------------------------------------------

Net sales ..........................................   $ 547,558    $ 547,417    $ 454,635
Cost of sales ......................................     459,110      459,609      375,609
------------------------------------------------------------------------------------------
Gross profit .......................................      88,448       87,808       79,026
Selling, general, and administrative expenses.......      69,934       69,348       64,646
Depreciation and amortization ......................       2,998        3,096        2,507
Provision for doubtful accounts ....................       1,887        1,186          440
Gain on sale of property and equipment .............         384           --           --
Restructure and other ..............................          --           --        1,050
------------------------------------------------------------------------------------------
Income from operations .............................      14,013       14,178       10,383
Interest expense ...................................      (5,913)      (5,484)      (3,605)
Minority interest ..................................         319           --           --
Other income-net ...................................         314           78          297
------------------------------------------------------------------------------------------
Income before provision for income taxes ...........       8,733        8,772        7,075
Provision for income taxes .........................       3,655        3,663        2,975
------------------------------------------------------------------------------------------

Net income .........................................   $   5,078    $   5,109    $   4,100
==========================================================================================

Net income per share

Basic ..............................................   $     .79    $     .78    $     .63
Diluted ............................................         .79          .78          .62
==========================================================================================

See accompanying notes to consolidated financial statements.

                             PRIMESOURCE CORPORATION

                           Consolidated Balance Sheets

                                                                               December 31,
                                                                        -------------------
(Thousands of dollars, except share information)                            2000       1999
-------------------------------------------------------------------------------------------
Assets
Current Assets
Trade receivables, less allowances of $3,250 and $3,127, respectively   $ 80,529   $ 83,012
Other receivables ...................................................      5,897     10,683
Inventories .........................................................     66,866     68,379
Deferred income taxes ...............................................      3,443      3,228
Other ...............................................................        709        843
-------------------------------------------------------------------------------------------
Total Current Assets ................................................    157,444    166,145
Property and equipment, net .........................................      7,680     12,063
Excess of cost over net assets of businesses acquired,
  net of accumulated amortization of $4,114 and $3,043, respectively      18,518     16,427
Deferred income taxes ...............................................        955        977
Long-term receivables ...............................................        508        585
Other assets ........................................................      2,011        610
-------------------------------------------------------------------------------------------
Total Assets ........................................................   $187,116   $196,807
===========================================================================================

Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long-term debt obligations .......................   $     --   $    104
Notes payable .......................................................         --        953
Accounts payable ....................................................     45,010     45,766
Book overdraft ......................................................      7,825     16,937
Accrued payroll and benefits ........................................      4,226      4,241
Other accrued liabilities ...........................................      6,639      3,908
-------------------------------------------------------------------------------------------
Total Current Liabilities ...........................................     63,700     71,909
Long-term debt obligations, net of current portion ..................     55,600     62,500
Accrued pension, Postretirement and other liabilities ...............      1,832      2,853
-------------------------------------------------------------------------------------------
Total Liabilities ...................................................    121,132    137,262
-------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority Interest in Subsidiary .....................................      3,581         --
Shareholders' Equity
Common stock, $.01 par value, 24,000,000 shares authorized
6,357,806 and 6,536,212 issued and outstanding, respectively ........         64         65
Additional paid-in capital ..........................................     25,023     25,725
Retained earnings ...................................................     37,316     33,755
-------------------------------------------------------------------------------------------
Total Shareholders' Equity ..........................................     62,403     59,545
-------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ..........................   $187,116   $196,807
===========================================================================================

See accompanying notes to consolidated financial statements

                             PRIMESOURCE CORPORATION

                      Consolidated Statements of Cash Flows

                                                                             Years Ended December 31,
                                                                 ------------------------------------
(Thousands of dollars)                                                 2000         1999         1998
-----------------------------------------------------------------------------------------------------
Operating Activities

Net income ....................................................   $   5,078    $   5,109    $   4,100
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation ...............................................       1,927        2,003        1,957
   Amortization ...............................................       1,071        1,093          550
   Provision for doubtful accounts ............................       1,887        1,186          440
   Pension benefit ............................................        (848)        (959)        (218)
   Restructure and other expense ..............................          --           --          996
   Gain on sale of property and equipment .....................        (384)          --           --
   Other ......................................................        (186)         406         (112)
Changes in assets and liabilities, net of effects from business combinations:
   Receivables ................................................       5,382      (11,306)      (1,075)
   Inventories ................................................       1,513          732        2,388
   Other current assets .......................................         134          119          278
   Income taxes ...............................................        (227)         843         (668)
   Accounts payable and other accrued liabilities .............       2,261       11,303      (10,803)
   Pension and other postretirement benefits ..................        (309)        (333)        (135)
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ...........      17,299       10,196       (2,302)

Investing Activities
Proceeds from sales of property and equipment .................       4,482           67          163
Purchase of property and equipment ............................      (1,642)      (1,452)      (1,743)
Payments for business acquisitions, net of cash acquired ......          --         (100)     (43,946)
Decrease in long-term receivables .............................          77          112          127
Decrease (increase)  in other assets ..........................      (1,401)       1,017         (185)
Other, net ....................................................         (26)        (131)         (34)
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities ...........       1,490         (487)     (45,618)

Financing Activities
Net increase (decrease) in short-term borrowings ..............        (953)      (2,547)       3,500
Proceeds from long-term obligations ...........................     278,800       92,600      144,300
Repayment of long-term obligations ............................    (285,804)    (106,329)    (102,429)
Increase (decrease) in book overdraft .........................      (9,112)       7,742        3,586
Dividends paid ................................................      (1,224)      (1,176)      (1,175)
Proceeds from minority shareholder investment in subsidiary ...         500           --           --
Purchase of common stock ......................................        (996)          --           --
Proceeds from exercise of stock options .......................          --            1          138
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ...........     (18,789)      (9,709)      47,920
-----------------------------------------------------------------------------------------------------
Net change in cash ............................................          --           --           --
Cash at beginning of year .....................................          --           --           --
-----------------------------------------------------------------------------------------------------
Cash at end of year ...........................................   $      --      $    --      $    --
=====================================================================================================

See accompanying notes to consolidated financial statements.

                             PRIMESOURCE CORPORATION

                 Consolidated Statements of Shareholders' Equity

                                              Common Stock
                                       -------------------- Additional
(Thousands of dollars,                     ($.01 Par Value)    Paid-in  Retained
 except share information)                 Shares   Amount     Capital   Earnings      Total
--------------------------------------------------------------------------------------------
Balance, January 1, 1998 ...........    6,516,620      $65     $25,586    $26,897    $52,548
Net income .........................                                        4,100      4,100
Cash dividends paid to
   shareholders ($.18 per share) ...                                       (1,175)    (1,175)
Stock options exercised and related
   tax benefit, net of shares
   received as payment upon exercise       19,398                  138                   138
--------------------------------------------------------------------------------------------
Balance, December 31, 1998 .........    6,536,018       65      25,724     29,822     55,611
Net income .........................                                        5,109      5,109
Cash dividends paid to
   shareholders ($.18 per share) ...                                       (1,176)    (1,176)
Stock options exercised ............          200                    1                     1
Purchase and retirement
   of common stock .................           (6)
---------------------------------------------------------------------------------------------
Balance, December 31, 1999 .........    6,536,212       65      25,725     33,755      59,545
Net income .........................                                        5,078       5,078
Cash dividends paid to
   shareholders ($.19 per share) ...                                       (1,224)     (1,224)
Purchase and retirement
   of common stock .................     (178,406)      (1)       (702)      (293)       (996)
---------------------------------------------------------------------------------------------
Balance, December 31, 2000 .........    6,357,806      $64     $25,023    $37,316     $62,403
=============================================================================================

See accompanying notes to consolidated financial statements.

                             PRIMESOURCE CORPORATION

                   Notes to Consolidated Financial Statements

1.       Summary of Significant Accounting Policies

         Basis of Consolidation

         PrimeSource Corporation (the "Company") is a national distributor serving the printing and publishing industries. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         Cash and Cash Equivalents

         The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, in general, the Company has no or minimal cash balances. Book overdraft balances have been reclassified to a current liability in the accompanying Consolidated Balance Sheets.

         Inventory Valuation

         Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) and first-in, first-out
         (FIFO) methods.

         Property and Equipment

         Property and equipment are carried at cost or assigned values as a result of acquisitions. Costs of major additions, replacements and betterments are capitalized, and maintenance and repairs, which do not extend the life of the respective assets, are expensed as incurred. When property is retired or otherwise disposed, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in current operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range from three to ten years for machinery and equipment and ten to forty years for buildings and improvements.

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

         Excess of Cost Over Net Assets of Businesses Acquired

         The excess of the total acquisition cost over the fair value of net tangible assets acquired (the "goodwill acquired") is being amortized by the straight-line method over periods ranging from eight to forty years. The Company's policy is to record an impairment loss against the goodwill acquired in the period when it is determined the carrying amount of the net assets may not be recoverable. The Company performs this evaluation on a quarterly basis. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future net cash flows (undiscounted and without interest) expected to result from the use of the net assets.

         Revenue Recognition

         Revenue is generally recognized when products are shipped and title is passed to the customer.

         Derivative Financial Instruments

         The Company uses derivative financial instruments to manage its exposure to interest and foreign currency exchange rate fluctuations. To manage its exposure to fluctuations in interest rates, the Company uses interest rate exchange agreements ("SWAPS"). These SWAPS are matched with variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments are recognized when the underlying hedged item is extinguished or otherwise terminated.

         Although most purchases for the Company are transacted in US dollars, on occasion, the Company purchases equipment payable in a foreign currency. For payments with extended terms, generally up to six months, the Company will enter into foreign currency forward exchange contracts that minimize the risk of foreign exchange rate fluctuations on such payments.

         The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

         Concentrations of Credit Risk

         Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its geographic dispersion. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required.

         Stock-Based Compensation

         The Company applies the intrinsic-value-based method prescribed in Accounting Principles Board Opinion No. 25 to account for options granted to employees to purchase common shares. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and net income per share as if the fair-value-based method of accounting had been applied.

         Freight

         In accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Costs, freight billed to customers is included in sales and freight out expenses are included in cost of sales.

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

2.       Business Acquisitions

         In September 1998, the Company acquired the net assets of Bell Industries' Graphic Imaging Group ("Bell acquisition") with thirteen locations in the West, Southwest and Midwest for approximately $42.5 million. The excess of the acquisition costs over the net tangible assets acquired is included in the Consolidated Balance Sheets and is being amortized on a straight-line basis over 20 years. Assuming the acquisition had occurred at the beginning of the year, unaudited pro-forma sales and net income for the year ended December 31, 1998, would have been approximately $554.3 million and $4.8 million ($.73 per basic share and $.72 per diluted share), respectively.

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

3.       Joint Venture

         Effective July 1, 2000, the Company entered into a joint venture with Xeikon to form Canopy, LLC ("Canopy"). The Company's ownership share is 74% with Xeikon owning 26%. The Company's contribution to the venture was a net asset investment consisting primarily of inventory and equipment of $11.1 million. Xeikon's investment consisted of a combination of cash and intangibles assets totaling $3.9 million. Intangibles are being amortized over an expected useful life of eight years. Canopy's business focuses on the sales, installation, and ongoing service and support of digital color and monochrome printing systems in the U.S. and Canada. These systems are utilized primarily by commercial, database, packaging, and transactional printers. Canopy is a separate and distinct legal entity from the Company. For financial reporting purposes, Canopy's assets, liabilities and earnings are consolidated with those of the Company. Xeikon's interest in Canopy is reported in the financial statements as a minority interest.

4.       Restructure and Other

         In 1998, the Company incurred a restructure and other expense charge of $1,050,000. At December 31, 1999, the remaining balance was a $430,000 write-down of a building to net realizable value. In February 2000, this building was sold.

5.       Cash Flow Information

         Cash payments for interest and income taxes (net of refunds) for the years ended December 31, consisted of:

         (Thousands of dollars)       2000     1999     1998
         ---------------------------------------------------

           Interest..............   $4,947   $5,687   $3,368
           Income taxes .............3,928    2,750    3,760
         ===================================================


         Excluded from the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2000 are the fair value of the non-cash assets contributed by the minority shareholder in the Canopy joint venture of $3,400,000 and for the year ended December 31, 1998, the assets acquired in the Bell acquisition of $55,314,000 and the liabilities assumed or created in the same acquisition of $11,368,000.

6.       Inventories

         Inventories, which are primarily finished goods, at December 31, consisted of:

         (Thousands of dollars)              2000      1999
         --------------------------------------------------

           Last-in, first-out (LIFO)      $27,763   $32,400
           First-in, first-out (FIFO)      39,103    35,979
           ------------------------------------------------
           Total inventories .......      $66,866   $68,379
         ==================================================

         The current replacement costs of inventories exceeds LIFO values by approximately $6,095,000 and $5,785,000 at December 31, 2000 and 1999,
         respectively.

7.       Property and Equipment

         Property and equipment, net, at December 31, consisted of:

         (Thousands of dollars)                                2000        1999
         ----------------------------------------------------------------------

            Land .......................................   $    573    $  1,354
            Buildings and improvements .................      3,871       7,300
            Leased property ............................        399         399
            Machinery, equipment and other .............     14,033      13,707
          ---------------------------------------------------------------------
                                                             18,876      22,760
            Less accumulated depreciation and amortization  (11,196)    (10,697)
          ---------------------------------------------------------------------
            Property and equipment, net ................   $  7,680    $ 12,063
          =====================================================================

8.       Notes Payable and Long-Term Debt Obligations

         The long-term debt obligations of the Company at December 31, consisted of:

         (Thousands of dollars)                 2000        1999
         -------------------------------------------------------

          Revolving credit agreement ....   $ 55,600    $ 62,500
          Other miscellaneous obligations         --         104
         -------------------------------------------------------
                                              55,600      62,604
          Less current portion ..........         --        (104)
         -------------------------------------------------------
          Net long-term obligations .....   $ 55,600    $ 62,500
         =======================================================


         At December 31, 2000, the Company had a $75 million revolving credit agreement that would have expired in May 2001. In March 2001, the Company replaced this revolver with a new revolver that expires in March 2004, at which time the entire outstanding balance under the revolver will come due. Under the terms of this new agreement, which includes five banks, the Company can borrow at the prime rate or the London Interbank Offered Rate ("LIBOR") plus between 1.25% to 2.25% depending on certain specified performance levels. The debt is collateralized by the accounts receivable and inventory of the Company. If the new agreement had been in place at December 31, 2000, the applicable LIBOR rate would have been LIBOR plus 2%. As a result of the new financing, the debt outstanding at December 31, 2000 has been classified as long term.

         The Company had two short-term bank lines with a total availability of $7.5 million that expired during the year ended December 31, 2000. Based on anticipated debt levels, the Company believes the amount available under the revolving credit agreement will be adequate to meet its ongoing debt requirements and does not plan to replace these lines or establish any additional lines of credit.

         The revolving loan agreement in place on December 31, 2000 and the new replacement revolving loan agreement provide, among other terms, various requirements for net worth and leverage and fixed charge coverage ratios. The Company was in compliance with these requirements under the revolving credit agreement in place on December 31, 2000 and would have also been in compliance if the new revolver had been in place.

         In 1997, the Company entered into an interest rate SWAP agreement with a notional amount of $17 million. This SWAP agreement effectively fixes the interest rate on a like amount of the Company's floating rate debt at 6.16% plus the Company's LIBOR spread in effect at the time. The effective rate was 7.86% at December 31, 2000. The SWAP expires on November 6, 2001. The fair value of the SWAP agreement, based on the quoted settlement cost to close the contract at December 31, 2000, is a liability of $35,000.

9.       Provision for Income Taxes

         The income tax provision for the years ended December 31, consisted of:

         (Thousands of dollars)           2000       1999       1998
         -----------------------------------------------------------
         Current:
          Federal ..................   $ 2,899    $ 2,762    $ 2,450
          State ....................       785        754        644
         -----------------------------------------------------------
                                         3,684      3,516      3,094
          Deferred:
          Federal ..................       (23)       115        (93)
          State ....................        (6)        32        (26)
         -----------------------------------------------------------
                                           (29)       147       (119)
         -----------------------------------------------------------
          Provision for income taxes   $ 3,655    $ 3,663    $ 2,975
         ===========================================================

         Reconciliation of the provision for income taxes computed at the federal statutory rate of 34% to the actual provision for income taxes for the years ended December 31, consisted of:

         (Thousands of dollars)                                      2000       1999       1998
         --------------------------------------------------------------------------------------

          Statutory tax provision .............................   $ 2,969    $ 2,982    $ 2,406
          State income taxes, net of federal income tax benefit       518        519        408
          Expenses for which there are no tax benefits ........       191        179        190
          Other, net ..........................................       (23)       (17)       (29)
         --------------------------------------------------------------------------------------
          Provision for income taxes ..........................   $ 3,655    $ 3,663    $ 2,975
         ======================================================================================

         Deferred income taxes represent the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Significant components of the Company's deferred tax assets (liabilities) at December 31, consisted of:

         (Thousands of dollars)                            2000       1999
         -----------------------------------------------------------------

          Provision for doubtful accounts ...........   $ 1,278    $ 1,238
          Inventory reserves ........................       937        857
          Postretirement benefits other than pensions       675        707
          Vacation accrual ..........................       501        424
          Goodwill ..................................       255        277
          Pension and employee benefit costs ........        30        385
          Depreciation ..............................       (72)      (495)
          Other, net ................................       794        812
         -----------------------------------------------------------------
          Total deferred tax assets .................   $ 4,398    $ 4,205
         =================================================================

10.      Net Income Per Share

         The following is a reconciliation of the average shares of common stock used to compute basic net income per share to the shares used to compute diluted net income per share as shown on the Consolidated Statements of Income for the years ended December 31:

                                                              2000        1999        1998
         ---------------------------------------------------------------------------------
         Average shares of common stock outstanding
          used to compute basic net income per share .   6,422,015   6,536,098   6,526,805
          Dilutive effect of stock options ...........         231      12,842     122,611
         ---------------------------------------------------------------------------------
          Average shares of common stock outstanding
          used to compute diluted net income per share   6,422,246   6,548,940   6,649,416
         ---------------------------------------------------------------------------------

         Net income per share:
         Basic.............................................. $ .79       $ .78       $ .63
         Diluted............................................   .79         .78         .62
        ----------------------------------------------------------------------------------

          At December 31, 2000, there were outstanding options to purchase 569,621 shares of common stock at a range of prices between $5.75 and $11.18. The dilutive effect of stock options is based on the treasury method that computes the equivalent dilutive shares as the difference between the option shares and the amount of assumed common shares that could be purchased from the proceeds from the exercise of the stock options at the then current market price. To the extent the option price  exceeds  the  current  common  stock  price,  the  options  are excluded, as the effect of including these options would be anti-dilutive, reducing the number of shares. The calculation for a year is based on the weighted-average dilutive shares during the year reflecting both changes in outstanding options during the year and changes in the common stock's market price. At December 31, 2000, the option prices were above the common stock's market price, thus none of the option shares were included in the calculation.

11.      Defined Benefit Pension Plans

         The Company has a defined benefit pension plan that covers substantially all of the Company's employees. In general, an employee becomes vested after completing five years of service, and the benefit is based on the employee's total years of service and compensation during the ten years preceding retirement. Contributions to the plan are based on funding standards established by the Employee Retirement Income Security Act of 1974. In addition, the Company has a supplemental executive retirement plan for certain Company executives that provides certain additional benefits.

         The components of the net periodic pension benefit for the years ended December 31, were:

         (Thousands of dollars)                   2000        1999        1998
         ---------------------------------------------------------------------
          Service cost .....................   $ 1,172     $   995     $   982
          Interest cost ....................     2,137       1,874       1,872
          Expected return on plan assets ...    (3,771)     (3,538)     (2,980)
          Amortization of prior service cost        15          (9)         (9)
          Transition cost amortization .....         5           5           5
          Recognized net actuarial gain ....      (406)       (286)        (88)
         ---------------------------------------------------------------------
          Net periodic pension benefit .....   $  (848)    $  (959)    $  (218)
         =====================================================================

          Assumptions:

          Discount rate ....................      7.25%       7.50%       6.50%
          Expected return on plan assets ...     10.00%      10.00%      10.00%
          Rate of compensation increase.....      4.00%       4.00%       4.00%
          ====================================================================

         The change in the financial status of the plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, were:

         (Thousands of dollars)                                2000        1999
         ----------------------------------------------------------------------
          Change in benefit obligation:
          Benefit obligation at beginning of year ......   $ 27,284    $ 30,805
          Service cost .................................      1,172         995
          Interest cost ................................      2,137       1,874
          Actuarial loss (gain) ........................      2,847      (4,811)
          Benefits paid ................................     (1,624)     (1,579)
         ----------------------------------------------------------------------
          Benefit obligation at end of year ............   $ 31,816    $ 27,284
         ----------------------------------------------------------------------

          Change in Plan assets:

          Fair value of plan assets at beginning of year   $ 38,526    $ 36,111
          Actual return (loss) on plan assets ..........        (35)      3,937
          Employer contributions .......................         64          57
          Benefits paid ................................     (1,624)     (1,579)
         ----------------------------------------------------------------------
          Fair value of plan assets at end of year .....   $ 36,931    $ 38,526
         ----------------------------------------------------------------------
          Reconciliation of funded status:
          Funded status ................................   $  5,115    $ 11,242
          Unrecognized net actuarial gain ..............     (4,462)    (11,279)
          Unrecognized prior service cost ..............         26        (200)
          Unrecognized transition obligation ...........          5           9
         ----------------------------------------------------------------------
          Accrued pension liability ....................   $    684    $   (228)
         ======================================================================

         The plans' assets are invested in undivided interests in several funds structured to duplicate the performance of various stock and bond indexes. The accrued pension liability is included in accrued pension, postretirement and other liabilities on the Consolidated Balance Sheets.

12.      Defined Contribution Pension Plans

         The Company has a defined contribution pension plan in the form of qualified IRC 401(k) plan. Participation in this plan is available to substantially all employees. Company contributions to the plan are based on a percentage of the employee contributions not to exceed certain maximum levels. The cost of this plan was $262,000, $275,000 and $290,000 for the years 2000, 1999, and 1998, respectively.

13.      Postretirement Benefits Other Than Pensions

         The Company has two retiree health benefit plans, the Phillips & Jacobs Retiree Health Plan (the "P/J Retiree Plan") that primarily covers retirees and employees who previously participated in the Tasty Baking Company's Retiree Medical Plan prior to the Company's spin-off from Tasty Baking Company in 1993, and the Momentum Retiree Medical Plan (the "Momentum Retiree Plan"), that primarily covers retirees and employees who were previously employed by Momentum Corporation prior to the merger with the Company in 1994. Both plans provide health care benefits through a health care administrator and contracts with health service providers. In addition, the P/J Retiree Plan provides life insurance benefits through an insurance company. The Company life insurance premium contribution is limited to $20,000 of coverage per retiree, with the retiree paying the premium for any coverage beyond the $20,000. The Company's policy is to fund the plans as benefits are paid.

         The plans are contributory with ceilings on the Company's contribution. In addition, under the Momentum Retiree Plan, employees who were under the age of 55 on December 31, 1992 receive no contribution from the Company under the plan.

         Net periodic postretirement benefit expense for the years ended December 31, included the following components:

         (Thousands of dollars)                          2000     1999     1998
         ----------------------------------------------------------------------
          Service cost ..............................   $  15    $  20    $  20
          Interest cost .............................     109       98       80
          Recognized net actuarial gain .............     (19)     (31)     (76)
         ----------------------------------------------------------------------
          Net periodic postretirement benefit expense   $ 105    $  87    $  24
         ======================================================================


         The change in the financial status of the plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, were:

         (Thousands of dollars)                           2000       1999
         ----------------------------------------------------------------
         Change in benefit obligation:
          Benefit obligation at beginning of year ..   $ 1,419    $ 1,526
          Service cost .............................        15         20
          Interest cost ............................       109         98
          Actuarial loss (gain) ....................       125         (9)
          Benefits paid ............................      (185)      (216)
         ----------------------------------------------------------------
          Benefit obligation at end of year ........   $ 1,483    $ 1,419
         ----------------------------------------------------------------

          Fair value of plan assets ................      --         --
         ----------------------------------------------------------------
          Reconciliation of funded status:

          Funded status ............................   $(1,483)   $(1,419)
          Unrecognized net actuarial gain ..........      (221)      (366)
          ---------------------------------------------------------------
          Postretirement benefits other than pension   $(1,704)   $(1,785)
          ===============================================================

         Assumptions:
         Discount rate
           2000            7.25%
           1999            7.50%
           1998            6.50%

         Medical Trend     6.74% in 2000 grading to 5% in 7 years

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

         Changes in options outstanding for the three years ended December 31, 2000 are:

                                                                  Option Prices
                                                        -----------------------
                                                         Weighted
                                              Options     Average         Range
          ---------------------------------------------------------------------
          Outstanding at January 1, 1998 .    498,381    $   6.89   $6.11-11.18
          ---------------------------------------------------------------------
          Granted ........................    101,500        7.41    6.81-11.18
          Exercised ......................    (20,194)       6.25    6.11- 6.97
          Canceled .......................    (16,085)       7.58    6.11-11.18
          ---------------------------------------------------------------------
          Outstanding at December 31, 1998    563,602        6.99    6.11-11.18
          ---------------------------------------------------------------------
          Granted ........................     75,000        5.75          5.75
          Exercised ......................       (200)       6.11          6.11
          Canceled .......................    (48,910)       6.46    6.11-11.18
          ---------------------------------------------------------------------
          Outstanding at December 31, 1999    589,492        6.88    5.75-11.18
          ---------------------------------------------------------------------
          Canceled .......................    (19,871)       6.50    6.11-11.18
          ---------------------------------------------------------------------
          Outstanding at December 31, 2000    569,621    $   6.89   $5.75-11.18
          =====================================================================

         At December 31, 2000, there were 451,371 options exercisable with a weighted-average option price of $6.86 and a range from $5.75 to $11.18 and 200,976 options available for grant. The weighted-average remaining contractual life of outstanding options at December 31, 2000 and 1999 was 6 and 6.8 years, respectively.

         The Company has not recognized compensation expense in connection with stock option grants. Had compensation expense been determined based on the fair value on the grant date of options granted after December 31, 1994, the Company's net income and net income per share on a pro forma basis would have been reduced for the years ended December 31, as follows:

         (Thousands of dollars,
          except per share data)        2000     1999     1998
         -----------------------------------------------------

         Net Income:
         As reported............      $5,078   $5,109   $4,100
         Pro forma .............       4,943    4,906    3,917
         =====================================================
         Net Income Per Share:
         As reported
          Basic ................      $  .79   $  .78   $  .63
          Diluted ..............         .79      .78      .62
         Pro forma
          Basic ................         .77      .75      .60
          Diluted ..............         .77      .75      .59
         =====================================================

         There were no options granted in 2000. The weighted-average fair value per share for options granted was $1.62 in 1999 and $2.67 in 1998. The fair value was estimated using the Black-Scholes option-pricing model. For options granted in 1999, a dividend yield rate of 3.1%, expected stock volatility of 27% and risk-free interest rate of 6.7% were used in estimating the value. For options granted in 1998, a dividend yield rate of 2.8%, expected stock volatility of 45% and risk-free interest rate of 4.6% were used.

         Restricted Stock Awards

         The Company's stock incentive plans provide for the awarding of restricted stock to officers and key employees. The fair market value of the stock at the date of grant establishes the compensation amount that is amortized to operations over the restriction period. At December 31, 2000, all awards were fully amortized and an additional 61,280 shares were available for future awards.

15.      Leases

         The Company leases certain distribution and office facilities, machinery and equipment, and vehicles under various noncancelable lease agreements. The Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

          Minimum annual rentals payable under noncancelable operating leases with a remaining term of more than one year from December 31, 2000 are as follows:

         Years Ending December 31,
         (Thousands of dollars)

          2001.........................  $ 2,710
          2002.........................    2,589
          2003.........................    1,839
          2004.........................    1,284
          2005.........................      831
          Thereafter...................    5,102
          --------------------------------------
          Total minimum lease payments   $14,355
          ======================================

         Rent expense, net of noncancelable sublease income of $24,000 in 2000 and 1999 and $10,000 in 1998, was $3,458,000, $3,203,000 and $2,851,000
         for 2000, 1999, and 1998, respectively.

16.      New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

         In July 1999, the FASB issued SFAS No. 137, and SFAS No. 138 that deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed certain issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. The Company will adopt SFAS No. 133, including the amendments in SFAS No. 138, on January 1, 2001. Transactions that the Company has entered into that will be accounted for under SFAS No. 133, as amended, are interest rate exchange agreements and foreign currency forward exchange contracts. Adoption of these new standards will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

17.      Commitments and Contingencies

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

18.      Quarterly Financial Information (unaudited)

         Summarized unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are:

         (Thousands of dollars
          except per share data)              First     Second      Third     Fourth      Total
          -------------------------------------------------------------------------------------
         Year Ended December 31, 2000
          Net sales ..................     $141,519   $135,683   $134,034   $136,322   $547,558
          Gross profit ...............       22,197     22,223     21,982     22,046     88,448
          Net income .................        1,361      1,397      1,139      1,181      5,078
          Net income per share (1)
            Basic ....................     $    .21   $    .22   $    .18   $    .19   $    .79
            Diluted ..................          .21        .22        .18        .19        .79

          Year Ended December 31, 1999

          Net sales ..................     $139,988   $133,895   $133,054   $140,480   $547,417
          Gross profit ...............       22,212     22,028     21,254     22,314     87,808
          Net income .................        1,235      1,295      1,170      1,409      5,109
          Net income per share (1)
            Basic ....................     $    .19   $    .20   $    .18   $    .22   $    .78
            Diluted ..................          .19        .20        .18        .22        .78

         (1) Due to changes in the weighted average number of basic and diluted shares during the periods and rounding, the sum of the quarterly net incomes per share will not necessarily be equal to the full years' income per share.

19.      Subsequent Event

         On February 2, 2001, the Board of Directors of the Company adopted a Shareholder Rights Plan declaring a dividend of one right for each share of the Company's common stock outstanding. In the event a person or group acquires or seeks to acquire 15% or more of the outstanding common stock of the Company, the rights may be exercised (except by the acquiring person whose rights are canceled) for $20. Upon exercise, each right entitles the holder to purchase from the Company common stock of the Company or the acquiring company having a market value equivalent to two times the $20 exercise price. Subject to certain conditions, the rights are redeemable by the Board of Directors for $.005 per right and are exchangeable for shares of common stock. The rights have no voting power and expire on February 1, 2011.

                        Report of Independent Accountants

To the Shareholders and the Board of Directors of PrimeSource Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of PrimeSource Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 23, 2001, except for the second paragraph of Note 8 for which the date is March 8, 2001

                                    PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2001, except information regarding executive officers which appears under Part I.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrants' definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2001.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following financial statements have been included as part of this report:

                                                     Form 10-K
                                                          Page
                                                     ---------
          Consolidated Statements of Income .............   13
          Consolidated Balance Sheets ...................   14
          Consolidated Statements of Cash Flows .........   15
          Consolidated Statements of Shareholders' Equity   16
          Notes to Consolidated Financial Statements ....   17
          Report of Independent Accountants .............   29

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

(b)      Reports on Form 8-K
         The Registrant did not file a report on Form 8-K during the quarter ended December 31, 2000.

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES

          SCHEDULE II -- VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

Column A                                 Column B                Column C              Column D       Column E
---------------------------------     -----------   ----------------------------   ------------   ------------
Classification                         Balance at                     Charged to                       Balance
                                        Beginning     Charged to           Other     Deductions         at End
(thousands of dollars)                  of Period       Expenses        Accounts     Write-offs      of Period
--------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2000
   Allowance for doubtful accounts.....   $ 3,127         $1,887                        $(1,764) (A)   $ 3,250
   Amortization of goodwill............     3,043          1,071                                         4,114
   Inventory reserves..................     3,289            647                           (306) (B)     3,630
--------------------------------------------------------------------------------------------------------------
                                          $ 9,459         $3,605                        $(2,070)       $10,994
--------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1999
   Allowance for doubtful accounts.....   $ 3,419         $1,186                        $(1,478) (A)   $ 3,127
   Amortization of goodwill............     1,958          1,085                                         3,043
   Inventory reserves..................     5,414            352                         (2,477) (B)     3,289
--------------------------------------------------------------------------------------------------------------
                                          $10,791         $2,623                        $(3,955)       $ 9,459
--------------------------------------------------------------------------------------------------------------


For the year ended December 31, 1998
   Allowance for doubtful accounts.....   $ 1,913         $  440          $1,295 (C)    $  (229) (A)   $ 3,419
   Amortization of goodwill............     1,435            523                                         1,958
   Inventory reserves..................     4,664            233           2,000 (C)     (1,483) (B)     5,414
--------------------------------------------------------------------------------------------------------------
                                          $ 8,012         $1,196          $3,295        $(1,712)       $10,791
--------------------------------------------------------------------------------------------------------------


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

Dated March 27, 2001
                                /s/ James F. Mullan
                                ----------------------
                                 James F. Mullan
                                 President and
                                 Chief Executive Officer
                                (principal executive officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on the behalf of the registrant and in the capacity and on the date indicated.

Dated March 27, 2001
                                /s/ William A. DeMarco
                                ------------------------
                                 William A. DeMarco
                                 Vice President, Chief Financial Officer
                                (principal financial and accounting officer)


DIRECTORS
                                                        /s/ William A. DeMarco
                                                        ----------------------
Fred C. Aldridge, Jr.}                                   William A. DeMarco
Philip J. Baur, Jr.}                                     Attorney in fact
Richard E. Engebrecht}                                   Power of Attorney
John H. Goddard, Jr.}                                    dated March 13, 2001
Gary MacLeod}
James F. Mullan}
Klaus D. Oebel}                                          Date March 27, 2001
Edward N. Patrone}
John M. Pettine}

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

(2.4)      Asset  Purchase  Agreement By And Among Momentum  Corporation  And TK
           Gray, Inc. And Its Shareholders dated April 15, 1994, for the purchase of substantially all of the assets and certain of the liabilities of TK Gray, Inc. (filed as exhibit 2(i) to Form 8-K dated May 2, 1994, File No. 0-18112)

(2.5) Asset Purchase Agreement between PrimeSource Corporation and Bell Industries, Inc. dated August 28, 1998 for the purchase of substantially all the assets and certain liabilities of the Graphic Imaging Group of Bell Industries, Inc.(filed as exhibit 2 to Form 8-K dated September 28, 1998, File No. 000-21750)

(3.1) Amended and Restated Articles of Incorporation of the Registrant (filed as Annex C to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)

(3.2)      Restated  By-laws of the Registrant effective March 2, 1999 (filed as
           Exhibit 3.2 to Form 10-K, File No. 000-21750, dated March 29, 2000)

(4.1) Form of Common Stock Certificate (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750 and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)

(4.2) Form of Common Stock Certificate, effective September 1, 1994 (filed as Exhibit 4.2 to Form 10-K, File No. 0-21750, dated
           March 30, 1995)

(4.3) RIGHTS AGREEMENT by and between PrimeSource Corporation and American Stock Transfer & Trust Company dated as of February 1, 2001 (filed as
           Exhibit  4.1 to  Form  8-K  filed  on  February  9,  2001,  File  No.
           000-21750)

(10.1) Form of Phillips & Jacobs, Inc. 1993 Long Term Incentive Plan (filed as Exhibit 10.1 to Form 10-K, File No.0-21750, dated March 30, 1995)*

(10.2) Form of Phillips & Jacobs, Incorporated Indemnification Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)*

(10.3) Form of Supplemental Executive Retirement Plan as amended and effective March 1, 2000 (filed as Exhibit 10.3 to Form 10-K, File No. 000-21750, dated March 29, 2000)*

(10.4)     Employment Agreement between the  Registrant  and W.A. DeMarco  dated
           December 31,  1996  (filed  as  Exhibit  10.5   to  Form  10-K,  File
           No.0-21750, dated March 28, 1997)*

(10.5) Employment Agreement between the Registrant and J.F. Mullan dated December 31, 1996 (filed as Exhibit 10.6 to Form 10-K, File No. 0-21750, dated March 28, 1997)*

(10.6) Form of Tax Matters Agreement (filed with Form 10 filed by Registrant on May 12, 1993, (File No. 0-21750) and as subsequently amended on Form 8 filed on May 28, 1993, Form 8 filed on July 6, 1993 and Form 8 filed on July 13, 1993)

(10.7) Amendment No. 1 to Agreement among Employers Participating in Certain Qualified Plans (filed as Exhibit 10.14 to the Proxy/ Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)*

(10.8) 1993 Replacement Option Plan (P&J Spin-off) for Directors (filed as Annex I to the Proxy/Prospectus included within registration statement No. 33-54913 on Form S-4 filed by the Registrant on August 4, 1994)*

(10.9) PrimeSource Corporation 401(k) Savings Plan (Amended and Restated Effective January 1, 1997) (filed as Exhibit 10.9 to Form 10-K, File No. 000-21750, dated March 29, 2000)*

(10.10) Restated Momentum Distribution Inc. Supplemental Benefits Plan, effective April 22, 1991 (filed as Exhibit 10.13 to Form 10-K, File No. 0-18112 dated March 30 1993)*

(10.11)    Employment  Agreement  between the  Registrant  and John  H. Goddard,
           Jr. dated December 24, 1996 (filed as Exhibit 10.14 to Form 10-K, File No. 0-21750 dated March 25, 1998)*

(10.12) Form of Indemnification Agreement for Directors and certain officers effective September 1, 1994 and executed in January 1996 (filed as
           Exhibit 10.22 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

(10.13) PrimeSource Corporation Pension Plan (filed as Exhibit 10.23 to Form 10-K, File No. 0-21750, dated March 26, 1996)*

(10.14) Credit Agreement dated as of November 1,1996 by and among PrimeSource Corporation, Dixie Type & Supply Company, Inc., Onondaga Litho Supply Co., Inc. and The Banks Party Hereto and PNC Bank, National Association, As Agent (filed as Exhibit 10.18 to Form 10-K, File No. 0-21750, dated March 28, 1997)

(10.15) Employment Agreement between the Registrant and Edward Padley dated December 31, 1997 (filed as Exhibit 10.19 to Form 10-K, File No. 0-21750 dated March 25, 1998)*

(10.16) Employment Agreement between the Registrant and D.James Purcell dated December 31, 1997(filed as Exhibit 10.20 to Form 10-K, File No. 0-21750 dated March 25, 1998)*

 10.17     Credit  Agreement  dated  March 8, 2001  by  and  among   PrimeSource
           Corporation and the Banks Party Hereto and PNC, National Association, as Agent and PNC Capital Markets, Inc. as Lead Arranger.

 21        Subsidiaries of the Registrant

 23        Consent of PricewaterhouseCoopers LLP, Independent Accountants

 27.1      Financial Data Schedule for the year ended December 31, 2000

 27.2      Restated Financial  Data  Schedule  for the year  ended  December 31,
           1999**

 27.3      Restated  Financial  Data  Schedule  for the year ended  December 31,
           1998 **

 27.4 Restated Financial Data Schedule for the nine-months ended September 30, 2000 **

 27.5      Restated  Financial Data  Schedule for the six-months  ended June 30,
           2000 **

 27.6 Restated Financial Data Schedule for the three-months ended March 31, 2000 **

 27.7 Restated Financial Data Schedule for the nine-months ended September 30, 1999 **

 27.8      Restated  Financial Data  Schedule for  the six-months ended June 30,
           1999 **

 27.9 Restated Financial Data Schedule for the three-months ended March 31, 1999 **

 99        Undertakings


* Management contracts and/or compensatory plans, contracts or arrangements in which a director and/or a named executive officer participates.

** Financial Data Schedules were restated to to comply with a revised accounting standard requiring freight billed to customers to be included in sales and freight out expenses to be included in cost of sales. Previously, freight out expense net of freight billed was included in selling, general and administrative expenses. This accounting change has no effect on the Registrant's current or historical net income or net income per share.