Form 10-Q
period 2001-03-31
PRIMESOURCE CORP
filed 2001-05-11
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED MARCH 31, 2001

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______ TO________


Commission File Number     000- 21750

                             PrimeSource Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                          23-1430030
------------                                                          ----------
(State of incorporation)                                       (I.R.S. Employer
                                                             Identification No.)


4350 Haddonfield Road, Suite 222,  Pennsauken,  NJ                         08109
--------------------------------------------------                         -----
(Address of principal executive offices)                              (Zip Code)

                                 (856) 488-4888
              (Registrant's telephone number, including area code)



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes ( ) No (X)
                                     ---    ---




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                                 Outstanding at May 9, 2001
-----                                                 --------------------------
Common stock, par value $.01                                    6,357,806 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements                                          Page No.
                                                                       --------

Condensed Balance Sheets
     March 31, 2001 and December 31, 2000                                    3

Condensed Statements of Income
     Three Months Ended March 31, 2001 and 2000                              4

Condensed Statements of Cash Flows
     Three Months Ended March 31, 2001 and 2000                              5

Notes to Condensed Financial Statements                                      6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k                                   10


SIGNATURES                                                                  11




Certain statements contained in this report are forward-looking. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to successfully implement its business strategies including successfully integrating business acquisitions, the effect of general economic conditions and technological, competitive and other changes in the industry, as well as other risks and uncertainties as set forth in the Company's periodic reports and other filings with the Securities and Exchange Commission.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                      CONDENSED BALANCE SHEETS (Unaudited)


                                                         March 31,  December 31,
(Thousands of dollars)                                        2001          2000
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables, net ..................................    $  84,232     $  86,426
  Inventories .......................................       69,674        66,866
  Other .............................................        4,435         4,152
--------------------------------------------------------------------------------
Total Current Assets ................................      158,341       157,444

Property and equipment, net .........................        7,430         7,680
Excess of cost over net assets
   of businesses acquired, net ......................       18,149        18,518
Other assets ........................................        3,464         3,474
--------------------------------------------------------------------------------
Total Assets ........................................    $ 187,384     $ 187,116
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..................................    $  48,285     $  45,010
  Book overdraft ....................................        8,801         7,825
  Other accrued liabilities .........................        9,299        10,865
--------------------------------------------------------------------------------
Total Current Liabilities ...........................       66,385        63,700

Long-term obligations ...............................       53,037        55,600
Accrued pension liabilities and other liabilities ...        2,023         1,832
--------------------------------------------------------------------------------
Total Liabilities ...................................      121,445       121,132
--------------------------------------------------------------------------------
Commitments and contingencies
Minority Interest ...................................        3,217         3,581
Shareholders' Equity:
  Common stock, $.01 par value ......................           64            64
  Additional paid in capital ........................       25,023        25,023
  Other comprehensive income ........................         (155)         --
  Retained earnings .................................       37,790        37,316
--------------------------------------------------------------------------------
Total Shareholders' Equity ..........................       62,722        62,403
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ..........    $ 187,384     $ 187,116
================================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION
                   CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                                   Three Months
(Thousands of dollars,                                          Ended March 31,
except per share amounts)                                     2001         2000
-------------------------------------------------------------------------------
Net sales ............................................   $ 129,363    $ 141,519
Cost of sales ........................................     108,241      119,322
-------------------------------------------------------------------------------
Gross profit .........................................      21,122       22,197
Selling, general, administrative and other expenses ..      18,880       18,529
-------------------------------------------------------------------------------
Income from operations ...............................       2,242        3,668
Interest expense .....................................      (1,311)      (1,436)
Minority interest ....................................         364         --
Other income, net ....................................          86           86
-------------------------------------------------------------------------------
Income before provision
 for income taxes ....................................       1,381        2,318
Provision for income taxes ...........................         605          957
-------------------------------------------------------------------------------

Net income ...........................................   $     776    $   1,361
===============================================================================
Per share of common stock:
Net income per basic and diluted share ...............   $     .12    $     .21
Cash dividends .......................................       .0475        .0475
===============================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                   Three Months Ended March 31,
(Thousands of dollars)                                        2001         2000
-------------------------------------------------------------------------------
Operating Activities:
Net income ...........................................   $     776    $   1,361
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................         449          488
    Amortization .....................................         369          261
    Other ............................................        (364)         (46)
Changes in assets and liabilities affecting operations         848       (4,857)
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities ..       2,078       (2,793)
-------------------------------------------------------------------------------

Investing Activities:
Additions to property and equipment ..................        (199)        (476)
Proceeds from sale of property and equipment .........        --          2,470
Net decrease in other assets .........................          10          175
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities ..        (189)       2,169
-------------------------------------------------------------------------------

Financing Activities:
Net increase in short-term debt ......................        --          1,908
Proceeds from long-term obligations ..................     140,909       88,800
Repayment of long-term obligations ...................    (143,472)     (88,300)
Increase (decrease) in book overdraft ................         976         (972)
Dividends paid .......................................        (302)        (311)
Purchase of common stock .............................        --           (501)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities ..      (1,889)         624
-------------------------------------------------------------------------------
Net change in cash ...................................        --           --
Cash, beginning of year ..............................        --           --
-------------------------------------------------------------------------------
Cash, end of period ..................................   $    --      $    --
===============================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and instructions to Form 10-Q. While these statements reflect all adjustments (which consist of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 2000 Annual Report on Form 10-K for further information.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share

The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income for the three months ended March 31:

                                                          2001              2000
--------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share .....        6,357,806        6,508,943
Dilutive effect of stock options .............             --                922
--------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share ...        6,357,806        6,509,865
--------------------------------------------------------------------------------
Net income per share
Basic ........................................            $ .12            $ .21
Diluted ......................................              .12              .21
================================================================================

4.  New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

The Company utilizes derivative financial instruments in the form of interest rate swaps to effectively fix the interest rate on a portion of its floating rate. At January 1, 2001 and March 31, 2001, the Company had one outstanding swap with a notional value of $17 million and an expiration date of November 6, 2001. The swap is designated as a cash flow hedge. In addition, although most purchases for the Company are transacted in US dollars, on occasion, the Company purchases equipment payable in a foreign currency. For payments with extended terms, generally up to six months, the Company will enter into foreign currency forward exchange contracts that minimize the risk of foreign exchange rate fluctuations on such payments. At January 1, 2001 and March 31, 2001, the Company had foreign currency forward exchange contracts with a notional value of approximately $1.1 million and none, respectively. These forward exchange contracts are designated as fair value hedges.

Recognizing the fair value of the cash flow hedge at the January 1, 2001 adoption date of SFAS No. 133 resulted in a charge to other comprehensive income of $35,000. Changes in the fair value of the cash flow hedge through March 31, 2001 resulted in an additional charge of $120,000 to other comprehensive income. The adoption of SFAS 133 had no impact on the net income of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
----------------------
Net income for the quarter ended March 31, 2001 was $776,000 ($.12 per diluted share) compared to net income of $1,361,000 ($.21 per diluted share) for the same period last year.

Net sales for the quarter were $129 million compared to $142 million for the first quarter in 2000. Sales were impacted by the economic slowdown that started in the latter part of 2000 and continued through the first quarter of 2001. It effected capital goods sales in all categories; prepress electronics, traditional equipment, pre-owned presses and digital presses. In addition, traditional film sales declined beyond the effects of the general economic softness, reflecting the continuation of the printing industry's movement to digital technology.

Gross profit as a percent of sales was 16.3% for the quarter ended March 31, 2001 compared to 15.7% for the same quarter last year. This increase is due to changes in both product and customer mix.

Selling, general, administrative and other expenses increased $351,000 in the first quarter of 2001 compared to the same quarter in 2000. This increase is the result of additional expenses for Canopy, partially offset by expense reductions in other areas of the Company.

Interest expense decreased $125,000 in the first quarter of 2001 compared to the same quarter in 2000. This decrease is the result of decreased debt levels in 2001.

The effective tax rate for the quarter ended March 31, 2001 was 43.8% compared to 41.3% in 2000. The increased rate is the result of non-deductible expenses being a higher percentage of income in 2001 compared to 2000. The difference between the effective tax rates and the federal statutory rate of 34% for both periods is attributable to state income taxes and non-deductible expenses.


Financial Condition and Liquidity
---------------------------------
Net cash provided by operating activities for the three months ended March 31, 2001 was $2,078,000 compared to net cash used of $2,793,000 for the same period last year. In 2001, the Company benefited from a decrease in working capital, whereas in 2000, the Company had an increase in working capital. Excluding the effect of changes in assets and liabilities, the cash flow was $1,230,000 in 2001 and $2,064,000 in 2000.

Net cash used in investing activities was $189,000 for the three months ended March 31, 2001 compared to net cash provided of $2,169,000 for the same period last year. The primary difference between the periods was $2.5 million received on the sale of property and equipment in 2000, consisting primarily of proceeds from the sale of a facility in Minneapolis. Capital expenditures decreased from $476,000 in 2000 to $199,000 in 2001. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $1,800,000.

Net cash used in financing activities was $1,889,000 for the three-month period ended March 31, 2001 compared to net cash provided of $624,000 for the same period last year. The cash used in 2001 was generated from operating activities and was used primarily to reduce debt. The cash provided in 2000, was from an increase in debt. For both years, dividend payments were $.3 million. The book overdraft increased $1 million in 2001 and decreased by the same amount in 2000. In 2000, the Company expended $.5 million for the repurchase of Company stock.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $53 million was outstanding at March 31, 2001. The Company believes this facility combined with future cash flows from operations will be adequate to meet the ongoing capital requirements of the Company.


New Accounting Standards
------------------------
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

The Company utilizes derivative financial instruments in the form of interest rate swaps to effectively fix the interest rate on a portion of its floating rate. At January 1, 2001 and March 31, 2001, the Company had one outstanding swap with a notional value of $17 million and an expiration date of November 6, 2001. The swap is designated as a cash flow hedge. In addition, although most purchases for the Company are transacted in US dollars, on occasion, the Company purchases equipment payable in a foreign currency. For payments with extended terms, generally up to six months, the Company will enter into foreign currency forward exchange contracts that minimize the risk of foreign exchange rate fluctuations on such payments. At January 1, 2001 and March 31, 2001, the Company had foreign currency forward exchange contracts with a notional value of approximately $1.1 million and none, respectively. These forward exchange contracts are designated as fair value hedges.

Recognizing the fair value of the cash flow hedge at the January 1, 2001 adoption date of SFAS No. 133 resulted in a charge to other comprehensive income of $35,000. Changes in the fair value of the cash flow hedge through March 31, 2001 resulted in an additional charge of $120,000 to other comprehensive income. The adoption of SFAS 133 had no impact on the net income of the Company.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         None


b.       Reports on Form 8-K

         On February 9, 2001, the Company filed Form 8-K to report that the Board of Directors had declared a rights dividend and approved a Rights Agreement with American Stock Transfer & Trust Company.

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

DATE              May 10, 2001