Form 10-Q
period 2001-06-30
PRIMESOURCE CORP
filed 2001-08-14
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED JUNE 30, 2001

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



                                 Yes (X) No ( )
                                     ---    ---




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class                                             Outstanding at August 10, 2001
-----                                             ------------------------------
Common stock, par value $.01                                    6,357,806 shares

                             PRIMESOURCE CORPORATION

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Information                                          Page No.
                                                                        --------

Condensed Balance Sheets
     June 30, 2001 and December 31, 2000                                      3

Condensed Statements of Income
     Three and Six Months Ended June 30, 2001 and 2000                        4

Condensed Statements of Cash Flows
     Six Months Ended June 30, 2001 and 2000                                  5

Notes to Condensed Financial Statements                                       6


Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                 11

Item 6 - Exhibits and Reports on Form 8-k                                    11


SIGNATURES                                                                   12




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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PRIMESOURCE CORPORATION
                      CONDENSED BALANCE SHEETS (Unaudited)


                                                          June 30,  December 31,
(Thousands of dollars)                                        2001          2000
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Receivables, net ..................................    $  72,864     $  86,426
  Inventories .......................................       64,406        66,866
  Other .............................................        4,422         4,152
--------------------------------------------------------------------------------
Total Current Assets ................................      141,692       157,444

Property and equipment, net .........................        7,112         7,680
Excess of cost over net assets
   of businesses acquired, net ......................       17,780        18,518
Other assets ........................................        2,829         3,474
--------------------------------------------------------------------------------
Total Assets ........................................    $ 169,413     $ 187,116
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..................................    $  41,732     $  45,010
  Book overdraft ....................................        5,802         7,825
  Other accrued liabilities .........................        9,240        10,865
--------------------------------------------------------------------------------
Total Current Liabilities ...........................       56,774        63,700

Long-term obligations ...............................       45,282        55,600
Accrued pension liabilities and other liabilities ...        2,059         1,832
--------------------------------------------------------------------------------
Total Liabilities ...................................      104,115       121,132
--------------------------------------------------------------------------------
Commitments and contingencies
Minority Interest ...................................        2,829         3,581
Shareholders' Equity:
  Common stock, $.01 par value ......................           64            64
  Additional paid in capital ........................       25,023        25,023
  Other comprehensive income ........................         (134)         --
  Retained earnings .................................       37,516        37,316
--------------------------------------------------------------------------------
Total Shareholders' Equity ..........................       62,469        62,403
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity ..........    $ 169,413     $ 187,116
================================================================================

See notes to condensed financial statements.

                             PRIMESOURCE CORPORATION
                   CONDENSED STATEMENTS OF INCOME (Unaudited)


                                                       Three Months                Six Months
(Thousands of dollars,                               Ended June 30,            Ended June 30,
except per share amounts)                         2001         2000         2001         2000
---------------------------------------------------------------------------------------------
Net sales ................................   $ 121,064    $ 135,683    $ 250,427    $ 277,202
Cost of sales ............................     101,412      113,460      209,653      232,782
---------------------------------------------------------------------------------------------
Gross profit .............................      19,652       22,223       40,774       44,420
Selling, administrative and other expenses      18,129       18,448       37,009       36,977
Restructure expense ......................         780           --          780           --
---------------------------------------------------------------------------------------------
Income from operations ...................         743        3,775        2,985        7,443
Interest expense .........................      (1,054)      (1,443)      (2,365)      (2,879)
Minority interest ........................         387           --          751           --
Other income, net ........................           4           81           90          167
---------------------------------------------------------------------------------------------
Income before provision
 for income taxes ........................          80        2,413        1,461        4,731
Provision for income taxes ...............          52        1,016          657        1,973
---------------------------------------------------------------------------------------------

Net income ...............................   $      28    $   1,397    $     804    $   2,758
=============================================================================================
Per share of common stock:
Net income per basic share ...............   $      --    $     .22    $     .13    $     .43
Net income per diluted share .............          --          .22          .13          .43
Cash dividends ...........................       .0475        .0475         .095         .095
=============================================================================================

See notes to condensed financial statements.


                             PRIMESOURCE CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                      Six Months Ended June 30,
(Thousands of dollars)                                        2001         2000
-------------------------------------------------------------------------------
Operating Activities:
Net income ...........................................   $     804    $   2,758
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation .....................................         900          967
    Amortization .....................................         738          442
    Other ............................................        (165)         (35)
Changes in assets and liabilities affecting operations      10,378         (923)
-------------------------------------------------------------------------------
Net cash provided by operating activities ............      12,655        3,209
-------------------------------------------------------------------------------

Investing Activities:
Additions to property and equipment ..................        (402)        (935)
Proceeds from sale of property and equipment .........          47        2,473
Net decrease in other assets .........................         645          291
-------------------------------------------------------------------------------
Net cash provided by investing activities ............         290        1,829
-------------------------------------------------------------------------------

Financing Activities:
Net decrease in short-term debt ......................          --         (953)
Proceeds from long-term obligations ..................     184,493      106,400
Repayment of long-term obligations ...................    (194,811)    (105,900)
Decrease in book overdraft ...........................      (2,023)      (3,235)
Dividends paid .......................................        (604)        (617)
Purchase of common stock .............................          --         (733)
-------------------------------------------------------------------------------
Net cash used in financing activities ................     (12,945)      (5,038)
-------------------------------------------------------------------------------
Net change in cash ...................................          --           --
Cash, beginning of year ..............................          --           --
-------------------------------------------------------------------------------
Cash, end of period ..................................   $      --    $      --
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

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


3.  Income Per Common Share
The following is a reconciliation of the average shares of common stock used to compute basic income per share to the shares used to compute diluted income per share as shown on the consolidated condensed statements of income for the three and six months ended June 30:

                                                           Three Months                   Six Months
                                                         Ended June 30,               Ended June 30,
                                                   2001            2000            2001         2000
----------------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute basic earnings per share .    6,357,806       6,428,739       6,357,806    6,468,841
Dilutive effect of stock options .........           --              --              --          461
----------------------------------------------------------------------------------------------------
Average shares of common stock outstanding
used to compute diluted earnings per share    6,357,806       6,428,739       6,357,806    6,469,302
----------------------------------------------------------------------------------------------------
Net income per share:
Basic ....................................          $--            $.22            $.13         $.43
Diluted ..................................           --             .22             .13          .43
====================================================================================================

4.  Restructure Expense
In 2001, the Company incurred a restructure expense of $780,000. The costs consist of $719,000 for employee severance compensation for 50 employees and $61,000 for lease costs on vacated facilities. At June 30, 2001, $183,000 of severance compensation and $33,000 of lease costs had been paid. It is expected the restructuring activities will be substantially completed by the end of the current year.

5.  New Accounting Standards
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

The Company utilizes derivative financial instruments in the form of interest rate swaps to effectively fix the interest rate on a portion of its floating rate debt. At January 1, 2001 and June 30, 2001, the Company had one outstanding swap with a notional value of $17 million and an expiration date of November 6, 2001. The swap is designated as a cash flow hedge. In addition, although most purchases for the Company are transacted in US dollars, on occasion, the Company purchases equipment payable in a foreign currency. For payments with extended terms, generally up to six months, the Company will enter into foreign currency forward exchange contracts that minimize the risk of foreign exchange rate fluctuations on such payments. At January 1, 2001 and June 30, 2001, the Company had foreign currency forward exchange contracts with a notional value of approximately $1.1 million and none, respectively. These forward exchange contracts are designated as fair value hedges.

Recognizing the fair value of the cash flow hedge at the January 1, 2001 adoption date of SFAS No. 133 resulted in a charge to other comprehensive income of $35,000. Changes in the fair value of the cash flow hedge through June 30, 2001 resulted in an additional charge of $99,000 to other comprehensive income. The adoption of SFAS 133 had no impact on the net income of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------
Net income for the quarter ended June 30, 2001, excluding a restructure expense and the Company's share of the net loss from Canopy, LLC which was formed in the second half of 2000, was $1.12 million ($.18 per diluted share), compared to $1.4 million ($.22 per diluted share) for the same period last year.

In the quarter ended June 30, 2001, the Company incurred an after-tax restructure charge of $459,000 ($.07 per diluted share), related to a workforce reduction in every area of its operations, as well as for the consolidation of several facilities. The Company's loss from Canopy, LLC was $636,000 ($.10 per diluted share) for the second quarter. Including the restructure charge and the net loss from Canopy, net income was $28,000.

Excluding the restructure expense and Canopy loss, the net income for the six-months ended June 30, 2001 was $2.54 million ($.40 per diluted share) compared to $2.76 million ($.43 per diluted share) for the first half of last year. Including the restructure expense of $459,000 and the six-month loss from Canopy of $1.3 million, the net income for 2001 was $804,000 ($.13 per share).

Net sales decreased from $135.7 to $121.1 million for the quarter and from $277.2 to $250.4 million for the six-months ended June 30, 2001 compared to the same periods last year. These results reflect weak industry conditions, particularly in capital equipment, and film sales that continue to be adversely affected by the ongoing transition to digital technology, as well as by reduced print demand. In addition, Canopy's results continue to be well below expectations.

Selling, administrative and other expenses as a percent of sales were 15% and 14.8% for the quarter and six-months ended June 30, 2001, respectively, compared to 13.6% and 13.3%, respectively, for the same periods last year. The company implemented a restructure program in the current quarter that will result in annual savings of approximately $4 million. The savings will come primarily from personnel reductions and the combining of several locations. The Company incurred a related restructuring expense of $780,000 during the quarter for the associated employee severance and lease termination costs.

Interest expense was $1,054,000 and $2,365,000 for the quarter and six-month period ended June 30, 2001 compared to $1,443,000 and $2,879,000, respectively, for the same periods last year. This decrease is due primarily to decreased debt levels.

The effective income tax rate between the six-month periods ended June 30, 2000 and 2001, increased from 41.7% in 2000 to 45% in 2001. This increase is due to non-deductible expenses being a higher percent to income in 2001 compared to 2000. The difference between the effective tax rates and the federal statutory rate of 34% for both periods is attributable to state income taxes and non-deductible expenses.

Financial Condition and Liquidity
---------------------------------
Net cash provided by operating activities for the six months ended June 30, 2001 was $12,655,000 compared to $3,209,000 for the same period last year. The increase in 2001 is the result of cash generated from a decrease in working capital levels. This decrease is a result of the lower sales level and continual improvement in asset management. Excluding the effect of changes in assets and liabilities, the cash flow was $2,277,000 in 2001 and $4,132,000 in 2000. This reflects the decrease in income.

Net cash provided by investing activities was $290,000 for the six months ended June 30, 2001 compared to $1,829,000 for the same period last year. The primary difference between the two years, was $2.5 million received on the sale of property and equipment in 2000, consisting primarily of proceeds from the sale of a facility in Minneapolis. Capital expenditures were $402,000 and $935,000 for the six months ended June 30, 2001 and 2000, respectively. Additional capital expenditures for the year, for which there are no material commitments, are anticipated to be approximately $1.5 million.

Net cash used in financing activities was $12,945,000 and $5,038,000 for the six months ended June 30, 2001 and 2000, respectively. The cash used was provided by the net cash generated from the operating and investing activities. For 2001, debt decreased by $10.3 million compared to a $.5 million decrease for 2000. The book overdraft decreased by $2.0 million and $3.2 million in 2001 and 2000, respectively. For both years, dividend payments were $.6 million. In 2000, the Company expended $733,000 for the repurchase of Company stock.

The Company's primary source of debt financing is a revolving credit agreement with a commitment of $75 million of which $45.3 million was outstanding at June 30, 2001. The Company believes this facility combined with future cash flows from operations will be adequate to meet the ongoing capital requirements of the Company.

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

The Company utilizes derivative financial instruments in the form of interest rate swaps to effectively fix the interest rate on a portion of its floating rate debt. At January 1, 2001 and June 30, 2001, the Company had one outstanding swap with a notional value of $17 million and an expiration date of November 6, 2001. The swap is designated as a cash flow hedge. In addition, although most purchases for the Company are transacted in US dollars, on occasion, the Company purchases equipment payable in a foreign currency. For payments with extended terms, generally up to six months, the Company will enter into foreign currency forward exchange contracts that minimize the risk of foreign exchange rate fluctuations on such payments. At January 1, 2001 and June 30, 2001, the Company had foreign currency forward exchange contracts with a notional value of approximately $1.1 million and none, respectively. These forward exchange contracts are designated as fair value hedges.

Recognizing the fair value of the cash flow hedge at the January 1, 2001 adoption date of SFAS No. 133 resulted in a charge to other comprehensive income of $35,000. Changes in the fair value of the cash flow hedge through June 30, 2001 resulted in an additional charge of $99,000 to other comprehensive income. The adoption of SFAS 133 had no impact on the net income of the Company.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

a.       The Company's annual meeting of shareholders was held on May 8, 2001.

b. Matters voted upon at the meeting and the results of those votes were as follows:

         Election of Directors
                                         For           Against         Withheld
         Gary MacLeod              5,445,903               ---           74,037
         Klaus Oebel               5,446,334               ---           74,606
         James F. Mullan           5,143,133               ---          377,807

        Other directors whose terms of office continued after the meeting are as follows: Fred C. Aldridge, Jr., Phillip J. Baur, Jr., Richard E. Engebrecht, John H. Goddard, Jr., Edward N. Patrone, John M. Pettine.

         Approval of Independent Auditors
                                                          For           Against         Withheld
         Approval of PricewaterhouseCoopers LLP,
         Certified Public Accountants, as
         independent public auditors for 2001       5,377,638           122,154           29,262

The foregoing matters are described in detail in the Company's proxy statement dated April 6, 2001.

Item 6.  Exhibits and Reports on Form 8-K


a.       Exhibits

         none


b.       Reports on Form 8-K

         The Registrant did not file a report on Form 8-K during the quarter ended June 30, 2001.

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

DATE              August 14, 2001