Form 10-K/A
period 2000-12-31
PRIMESOURCE CORP
filed 2001-08-28
CIK 904816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A
                               (AMENDMENT NO. 1)
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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
                                YES ( X ) NO (   )
                                    -----    -----

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

Explanatory Note: The purpose of this amendment is to include under Part IV,
Item 14, the following exhibit--
        Exhibit 10.18 - CANOPY, LLC LIMITED LIABILITY COMPANY AGREEMENT, Dated as of July 1, 2000 between PrimeSource Corporation and Xeikon America, Inc.
This exhibit was omitted from the original Form 10-K.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(3)    Exhibits
         The following additional exhibit is being incorporated -

              10.18 CANOPY, LLC LIMITED LIABILITY COMPANY AGREEMENT, Dated as of
                    July 1, 2000 between PrimeSource Corporation and Xeikon America, Inc.


         .

                    PRIMESOURCE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated August 23, 2001
                            /s/ James F. Mullan
                            --------------------
                                 James F. Mullan
                                 President and
                                 Chief Executive Officer
                                (principal executive officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on the behalf of the registrant and in the capacity and on the date indicated.



Dated August 23, 2001
                            /s/ William A. DeMarco
                            -----------------------
                                William A. DeMarco
                                Vice President, Chief Financial Officer
                               (principal financial and accounting officer)


DIRECTORS
Fred C. Aldridge, Jr.}                           /s/ William A. DeMarco
Philip J. Baur, Jr.}                             -----------------------
Gary MacLeod}                                        William A. DeMarco
James F. Mullan}                                     Attorney in fact
Klaus D. Oebel}                                      Power of Attorney
Edward N. Patrone}                                   dated August 21, 2001
John M. Pettine}
                                                     Date August 23, 2001